Form 10-Q
period 2018-03-31
Unimin Corp
filed 2018-05-24
CIK 1722287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-224228

UNIMIN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2656671
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

258 Elm Street

New Canaan, Connecticut 06840

(Address of Principal Executive Offices) (Zip Code)

(203) 966-8880

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  (1)  ☐    No  (2)  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding, par value $1 per share, as of May 24, 2018: 1,343,714

Unimin Corporation and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2018

Unimin Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$284,274	$308,059
Accounts receivable, net of allowance for doubtful accounts	274,542	242,784
Inventories, net	110,212	104,815
Other receivables	28,217	28,662
Prepaid expenses and other current assets	19,112	17,312

Total current assets	716,357	701,632
Property, plant and equipment, net	1,256,192	1,230,640
Intangible assets, net	26,483	27,161
Goodwill	53,512	53,512
Deferred tax assets, net	9,019	7,441
Other assets	2,730	2,416

Total assets	$2,064,293	$2,022,802

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$87,954	$106,492
Current portion of long-term debt	49,742	50,045
Accrued expenses	77,129	76,429

Total current liabilities	214,825	232,966
Long-term debt	366,942	366,967
Employee benefit obligations	99,079	97,798
Deferred tax liabilities, net	72,219	70,262
Other non-current liabilities	30,437	29,494

Total non-current liabilities	568,677	564,521

Commitments and contingencies (Note 12)
Shareholders’ Equity
Common Stock: $1 par value, 2,000,000 authorized shares
Shares outstanding: 1,776,666 at March 31, 2018 and December 31, 2017, respectively	1,777	1,777
Additional paid-in capital	43,941	43,941
Accumulated other comprehensive loss, net	(118,294)	(128,228)
Treasury Stock, 432,952 shares at March 31, 2018 and December 31, 2017, respectively	(610,632)	(610,632)
Retained earnings	1,963,999	1,918,457

Total shareholders’ equity	1,280,791	1,225,315

Total liabilities and shareholders’ equity	$2,064,293	$2,022,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

Unimin Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue	$414,607	$323,184
Cost of goods sold (excluding depreciation, depletion and amortization)	288,565	243,232
Operating expenses:
Selling, general and administrative expenses	29,224	24,325
Depreciation, depletion and amortization expense	29,409	26,552
Other operating expense (income), net	(40)	1,016

Income from operations	67,449	28,059

Interest expense, net	5,191	5,355
Other expense, net	5,300	—

Total other expenses, net	10,491	5,355

Income before provision for income taxes	56,958	22,704
Income tax provision	11,416	5,866

Net income	$45,542	$16,838

Net income per share:
Basic and diluted	$33.89	$12.53
Weighted average shares outstanding:
Basic and diluted	1,344	1,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

Unimin Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Net income	$45,542	$16,838
Other comprehensive income:
Foreign currency translation adjustments	8,840	10,154
Employee benefit obligations	1,564	1,494

Total other comprehensive income, before tax	10,404	11,648
Provision for income taxes related to items of other comprehensive income	470	448
Total other comprehensive income, net of tax	9,934	11,200

Comprehensive income	$55,476	$28,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

Unimin Corporation and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Treasury Shares		Total Shareholders’ Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2016	1,343,714	$1,777	$43,941	$(118,499)	$1,753,831	432,952	$(610,632)	$1,070,418
Net income	—	—	—	—	16,838	—	—	16,838
Other comprehensive income	—	—	—	11,200	—	—	—	11,200

Balance at March 31, 2017	1,343,714	$1,777	$43,941	$(107,299)	$1,770,669	432,952	$(610,632)	$1,098,456

Balance at December 31, 2017	1,343,714	$1,777	$43,941	$(128,228)	$1,918,457	432,952	$(610,632)	$1,225,315

Net income	—	—	—	—	45,542	—	—	45,542
Other comprehensive income	—	—	—	9,934	—	—	—	9,934

Balance at March 31, 2018	1,343,714	$1,777	$43,941	$(118,294)	$1,963,999	432,952	$(610,632)	$1,280,791

Unimin Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$45,542	$16,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	29,409	26,552
Deferred income taxes	579	570
Other, net	(1,424)	(117)
Changes in operating assets and liabilities:
Accounts receivable	(30,490)	(21,369)
Inventories	(4,607)	2,748
Prepaid expenses and other assets	(281)	5,330
Accounts payable	(13,323)	(10,564)
Accrued expenses	(3,264)	(4,248)

Net cash provided by operating activities	22,141	15,740

Cash flows from investing activities:
Capital expenditures	(46,253)	(11,674)
Proceeds from sale of property, plant and equipment	334	186
Other, net	(52)	33

Net cash used in investing activities	(45,971)	(11,455)

Cash flows from financing activities:
Borrowings under debt	—	49,815
Principal payments on debt	(328)	(185)
Dividends paid	—	(50,000)

Net cash used in financing activities	(328)	(370)

Effect of exchange rate changes on cash and cash equivalents	373	688
Net increase (decrease) in cash and cash equivalents	(23,785)	4,603
Cash and cash equivalents at beginning of period	308,059	183,361

Cash and cash equivalents at end of period	$284,274	$187,964

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,119	$5,195
Income taxes	$4,791	$4,394
Non-cash Items:
Decrease in accounts payable and accrued liabilities included in capital expenditures	$(593)	$(356)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Unimin Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

1. Business and Summary of Significant Accounting Policies

Nature of Operations

Unimin Corporation and Subsidiaries (“Unimin” or the “Company”) is domiciled in the United States of America and is a wholly owned subsidiary of SCR-Sibelco NV (“Sibelco” or “Parent”), headquartered in Antwerp, Belgium. The Company is an application-focused minerals company providing materials solutions to its customers drawing from a diversified product portfolio with over 28 million tons of productive capacity. Unimin produces a wide range of specialized silica sand, feldspar, nepheline syenite, calcium carbonate, clay, kaolin, lime and limestone products for use in the energy, industrial and electronics end markets in North America and around the world. Its 31 mining facilities with reserves and nine processing facilities span the United States, Mexico and Canada.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) and disclosures necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows of the reported interim periods. The condensed consolidated balance sheet as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. Interim results are not necessarily indicative of the results to be expected for the full year or any other interim period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto, which are included in the Company’s registration statement on Form S-4 (file No. 333-224228), and the information included elsewhere in this Quarterly Report on Form 10-Q.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to: reclamation and closure obligations; estimates of allowance for doubtful accounts; estimates of fair value for reporting units and asset impairments (including impairments of goodwill and other long-lived assets); write-downs of inventory to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; and reserves for contingencies and litigation. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of liquid investments with original maturities of three months or less.

The Company’s cash and cash equivalents are held on deposit in accounts that are shared with the Parent at financial institutions. The cash and cash equivalents are available to the Company on demand without restriction, prior notice or penalty.

Fair Value Measurements

A fair value measurement is determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered hierarchy draws distinctions between market participant assumptions. The three-tiered hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities at fair value are classified and disclosed in one of the following three categories:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

Unimin Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and other current liabilities and debt. At March 31, 2018 and December 31, 2017, fair value of financial instruments approximated their book value except for debt. The fair value of debt is included in Note 7.

Revenue Recognition

The Company derives its revenue by mining and processing minerals that its customers purchase for various uses. The Company’s sales are primarily a function of the price per ton and the number of tons sold. The price per ton reflects the cost of production, the cost of transportation to the Company’s distribution terminals or customer site, and the cost of transloading the product from railcars to trucks, as applicable. These costs are all included in the Company’s cost of goods sold.

Revenue is recognized when the selling price is fixed or determinable, collectability is reasonably assured, and title and risk of loss have transferred to the customer. This occurs when products leave the Company’s distribution terminal or, in the case of direct shipments, when products leave the Company’s production facility. Transportation costs to move product from a production facility to a distribution terminal are borne by the Company and capitalized into the cost of inventory. These costs are included in the cost of goods sold as the product is sold.

Accounts Receivables

Trade accounts receivables are stated at the amount management expects to collect and do not bear interest. Accounts receivable are net of allowance for doubtful accounts of $3.7 million as of both March 31, 2018 and December 31, 2017.

Allowance for Doubtful Accounts

The collectability of all outstanding receivables is reviewed and evaluated by management. This review includes consideration for the risk profile of the receivables, customer credit quality and certain indicators such as the aging of past-due amounts and general economic conditions. If it is determined that a receivable balance will not likely be recovered, an allowance for such outstanding receivable balance is established.

Concentration of Credit Risk

At March 31, 2018 and December 31, 2017, the Company had one customer whose accounts receivable balance exceeded 10% of total accounts receivable. Approximately 11% and 13% of the accounts receivable balances at March 31, 2018 and December 31, 2017, respectively, were from this customer.

Asset Retirement Obligation

The Company estimates the future cost of dismantling, restoring, and reclaiming operating excavation sites and related facilities in accordance with federal, state, and local regulatory requirements. The Company records the initial estimated present value of these costs as an asset retirement obligation and increases the carrying amount of the related asset by a corresponding amount. The Company adjusts the related liability for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate. If the asset retirement obligation is settled for more or less than the carrying amount of the liability, a loss or gain will be recognized, respectively. As of March 31, 2018 and December 31, 2017, the Company had asset retirement obligations of $13.4 million and $12.9 million, respectively. The Company recognized $0.5 million and $0.2 million in accretion expense for the quarters ended March 31, 2018 and 2017, respectively, within other operating expense, net in the condensed consolidated statements of income, which were the only changes in the liability during these interim periods.

Unimin Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Segment Reporting

The Company organizes its business into three reportable segments: Energy, Electronics and Industrial. The reportable segments are consistent with how management views the markets served by the Company and the financial information reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.

The Company measures the profitability of its operating segments’ performance based on segment gross profit, which does not include any selling, general, and administrative costs, corporate costs and depreciation, depletion and amortization.

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share is also computed by dividing income available to common shareholders by the weighted average number of diluted common shares outstanding. Potential common shares in the diluted earnings per share calculation are excluded to the extent that they would be anti-dilutive. The Company had no stock options, warrants, convertible securities or other potentially dilutive financial instruments outstanding during the three months ended March 31, 2018 or 2017, and therefore there is no difference in the number of common shares outstanding for basic or diluted earnings per share.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a separate line within Shareholders’ Equity that reports the Company’s cumulative income (loss) that has not been reported as part of net income (loss). Items that are included in this line are the income (loss) from foreign currency translation, actuarial gains (losses) and prior service cost related to pension and other post-employment liabilities. The components of accumulated other comprehensive income (loss) at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Gross	Tax Effect	Net Amount
Foreign currency translation adjustments	$(45,731)	$—	$(45,731)
Amounts related to employee benefit obligations	(99,253)	26,690	(72,563)

	$(144,984)	$26,690	$(118,294)

	December 31, 2017
	Gross	Tax Effect	Net Amount
Foreign currency translation adjustments	$(54,571)	$—	$(54,571)
Amounts related to employee benefit obligations	(100,817)	27,160	(73,657)

	$(155,388)	$27,160	$(128,228)

The following table presents the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Foreign currency translation adjustments	Amounts related to employee benefit obligations	Total
Beginning balance	$(54,571)	$(73,657)	$(128,228)
Other comprehensive income (loss) before reclassifications	8,840	—	8,840
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,094	1,094

Ending balance	$(45,731)	$(72,563)	$(118,294)

Unimin Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02—Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The FASB is providing ongoing guidance on certain accounting and tax effects of the legislation in the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in December 2017. Specifically, the ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from this legislation and eliminates said stranded tax effects. The ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. The Company has elected to early adopt this ASU. See Note 8 for further information.

In May 2014, the FASB issued ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. On January 1, 2018, the Company adopted ASU 2014-09 using the modified retrospective approach for all contracts as of January 1, 2018. The adoption did not require a cumulative adjustment to opening retained earnings and did not have a material impact on revenues for the quarter ended March 31, 2018.

Substantially all of our revenue is recognized at a point-in-time when control of goods transfers to the customer. Control transfer typically occurs when goods are shipped from our facilities or at other predetermined control transfer points (for instance, destination terms). We have elected to continue to account for shipping and handling activities that occur after control of the related good transfers as a fulfillment activity instead of a separate performance obligation.

We recognize revenue as the amount of consideration that we expect to receive in exchange for transferring promised goods or services to customers. We do not adjust the transaction price for the effects of a significant financing component, as the time period between control transfer of goods and services and expected payment is one year or less. At the time of sale, we estimate provisions for different forms of variable consideration using either the most likely amount method (volume rebates and discounts) or expected value method (take-or-pay penalties and cost reduction sharing) based on historical experience, current conditions and contractual obligations, as applicable. Sales, value-added and other similar taxes that we collect are excluded from revenue.

Our disaggregation of revenue by major source is consistent with our segment reporting and can be found at Note 13.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740)—Intra-Entity Transfers of Assets other than Inventory (“ASU 2016-16”). ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. ASU 2016-16 also eliminates the exception for an intra-entity transfer of an asset other than inventory. On January 1, 2018, we adopted ASU 2016-16 using the modified retrospective transition method. The Company did not record a cumulative effect adjustment to retained earnings for initially applying the new guidance as no material differences were identified.

In March 2017, the FASB issued ASU No. 2017-07—Compensation—Retirement Benefits (Topic 715)—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires that an employer report the service cost component in the same line item in the income statement as other compensation costs arising from services rendered by the pertinent employees during the period as well as appropriately described relevant line items. The update also disallows capitalization of the other components of net periodic benefit costs and requires those costs to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. The update is effective for fiscal years beginning after December 15, 2017, including interim periods within those annual periods for public business entities. Companies are required to retrospectively apply the requirement for a separate presentation in the income statement of service costs and other components of net benefit cost and prospectively adopt the requirement to limit the capitalization of benefit costs to the service component. Application of a practical expedient is allowed permitting an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. We implemented the update on January 1, 2018 and utilized the practical expedient to estimate the impact on the

Unimin Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

prior comparative period information presented in the interim and annual financial statements. We previously capitalized all net periodic benefit costs incurred for plant personnel in inventory and recorded the majority of net periodic benefit costs incurred by corporate personnel and retirees into selling, general, and administrative expenses. The following is a reconciliation of the effect of the reclassification of the net benefit cost in the Company’s condensed consolidated statements of income for the three months ended March 31, 2017:

	As Previously Reported	Adjustments	As Revised
Cost of goods sold (excluding depreciation, depletion and amortization)	$235,312	$(1,080)	$243,232
Selling, general and administrative expenses	24,925	(600)	24,325
Interest expense, net	3,675	1,680	5,355

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02—Leases (Topic 842) (“ASU 2016-02”), which supersedes the previous leases standard, ASC 840—Leases. The amendments in ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The amendments in ASU 2016-02 are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted. The Company is in the process of quantifying the impact of the new standard on its consolidated financial statements. The new guidance is expected to require the recognition of lease assets and lease liabilities for leases currently classified as operating leases under ASC 840, for which the Company has future minimum lease commitments as of December 31, 2017 of $302,290.

3. Inventories

At March 31, 2018 and December 31, 2017, inventories consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$19,495	$19,892
Work-in-process	2,801	2,146
Finished goods	52,808	49,153
Spare parts	35,108	33,624

Inventories, net	$110,212	$104,815

4. Property, Plant and Equipment

At March 31, 2018 and December 31, 2017, property, plant and equipment consisted of the following:

	March 31, 2018	December 31, 2017
Land and improvements	$188,327	$173,523
Mineral rights properties	276,217	269,249
Machinery and equipment	1,297,443	1,235,814
Buildings and improvements	448,936	423,230
Railroad equipment	151,991	147,345

Unimin Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	March 31, 2018	December 31, 2017
Furniture, fixtures and other	4,615	3,987
Assets under construction	187,155	237,042

	2,554,684	2,490,190
Less: Accumulated depletion and depreciation	(1,298,492)	(1,259,550)

Property, plant and equipment, net	$1,256,192	$1,230,640

5. Accrued Expenses and Other Current Liabilities

At March 31, 2018 and December 31, 2017, accrued expenses and other current liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Accrued bonus & other benefits	$9,626	$15,662
Accrued transaction costs	11,567	13,030
Accrued interest	4,252	6,035
Accrued insurance	8,831	9,887
Current tax liabilities	9,256	2,270
All other accrued liabilities	33,597	29,545

Total accrued expenses and other current liabilities	$77,129	$76,429

6. Goodwill and Intangible Assets

The Company’s goodwill balance was $53.5 million at March 31, 2018 and December 31, 2017.

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations.

The Company evaluates goodwill on an annual basis at October 31, or more frequently if management believes indicators of impairment exist. The goodwill balance as of March 31, 2018 and December 31, 2017 relates solely to the Company’s Industrial reporting unit, which is also the Industrial reportable segment.

The following table summarizes the activity in intangible assets, net for the three months ended March 31, 2018 and year ended December 31, 2017:

	March 31, 2018	December 31, 2017
Beginning balance	$55,328	$55,328
Assets acquired	—	—

Ending Balance	55,328	55,328

Accumulated amortization, beginning balance	(28,167)	(25,222)
Amortization for the period	(678)	(2,945)

Accumulated amortization, ending balance	(28,845)	(28,167)

Intangible Assets, net	$26,483	$27,161

Intangible assets, net includes acquired supply contracts in the Company’s Industrial segment of $21.3 million and $22.0 million as of March 31, 2018 and December 31, 2017, respectively, as well as $5.1 million and $5.2 million of acquired stream mitigation rights as of March 31, 2018 and December 31, 2017, respectively. Amortization expense is recognized in Depreciation, depletion and amortization expense in the Condensed Consolidated Statements of Income.

Unimin Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

7. Long-Term Debt

At March 31, 2018 and December 31, 2017, long-term debt consisted of the following:

	March 31, 2018	December 31, 2017
Senior Notes	$100,000	$100,000
Term Loans	314,641	314,641
Other borrowings	2,043	2,371

Total interest-bearing loans and borrowings	$416,684	$417,012
Less total current portion of long-term debt	49,742	50,045

Total long-term debt	$366,942	$366,967

The Company does not have any debt issuance costs.

Credit Facility

On September 16, 2013, the Company entered into an $80.0 million revolving credit facility, which would have expired in September 2017. In July 2016, the Company cancelled this credit facility and replaced it with a credit facility (“Silfin credit facility”) with Silfin NV (“Silfin”), a wholly-owned subsidiary of Sibelco. Unimin can draw upon an overdraft facility up to $20.0 million. As of March 31, 2018 and December 31, 2017, there were no borrowings outstanding under the Silfin credit facility.

Senior Notes

On December 16, 2009, Unimin issued $100.0 million principal amount of 4.92% Senior Notes, Series C (the “Series C Notes”), and $100.0 million principal amount of 5.48% Senior Notes, Series D (the “Series D Notes” and, together with the Series C Notes, the “Senior Notes”). The Series C Notes matured on December 16, 2016 and were fully repaid upon maturity. Interest on the Series D Notes is payable semiannually on June 16 and December 16 of each year. The Series D Notes mature on December 16, 2019 unless prepaid earlier. The note purchase agreement governing the Series D Notes contains an interest coverage ratio covenant of not less than 3.00:1 and a consolidated debt to consolidated EBITDA ratio covenant of not greater than 3.25:1. Unimin may, at its option, prepay at any time all, or from time to time any part of, the Series D Notes, in an amount not less than $5 million principal amount of Series D Notes, at 100% of the principal amount of Series D Notes being prepaid, plus the Make-Whole Amount. The Make-Whole Amount is the excess of (1) the discounted value of all future principal and interest payments on the Series D Notes being prepaid (discounted from their scheduled payment dates to the date of prepayment in accordance with accepted financial practice at a discount rate of 0.50% over the yield to maturity of a U.S. Treasury security with a maturity equal to the remaining average life of the Series D Notes (based on the remaining scheduled payments on such Series D Notes) over (2) the principal amount being prepaid (provided that the Make-Whole Amount may in no event be less than zero).

Term Loans

On July 25, 2014, the Company entered into a loan with Silfin for $300.0 million (“Term Loan”). In March of 2016, the Company repaid $35.0 million of this amount. The remaining balance will mature in July 2019 and bears a fixed rate of 4.09%.

On February 1, 2017, the Company entered into an additional loan with Silfin for $49.6 million. The loan bears a floating annual interest rate of 6-month LIBOR USD plus a margin of 127 basis points and was initially payable on February 1, 2018. On February 1, 2018, the Company amended the term of the loan to mature on August 1, 2018.

Other Borrowings

Other borrowings at March 31, 2018 was comprised of a promissory note with an unrelated third party that the Company entered into on January 17, 2011.

Unimin Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Unimin Canada Limited, a subsidiary of the Company, has a 2.0 million Canadian dollar overdraft facility with the Bank of Montreal. As of March 31, 2018 and December 31, 2017, there were no borrowings outstanding under the overdraft facility.

At March 31, 2018 and December 31, 2017, Unimin had $1.9 million of outstanding letters of credit.

Fair Value of Debt

The fair value of the Company’s borrowings under the Senior Notes and Term Loan was approximately $104 million and $269 million at March 31, 2018, respectively. The fair value of the Company’s borrowings under the Senior Notes and Term Loan was approximately $104 million and $272 million at December 31, 2017, respectively. The fair value of the Company’s debt due within one year approximates the book value due to the short maturity of the instruments.

8. Income Taxes

The Company computes and applies to ordinary income an estimated annual effective tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results and enacted tax laws. The estimated annual effective tax rate is updated quarterly based on actual results and updated operating forecasts. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs as a discrete item of tax.

For the three months ended March 31, 2018, the Company recorded tax expense of $11.4 million on income before income taxes of $57.0 million resulting in an effective tax rate of 20.0%, compared to a tax expense of $5.9 million on income before income taxes of $22.7 million resulting in an effective tax rate of 25.8% for the same period of 2017. The decrease in the effective tax rate is primarily attributable to the decrease in the corporate income tax rate to 21% resulting from the Tax Cut and Jobs Act (“Tax Act”) passed by the United States Government in December 2017. The decrease was partially offset by the reduced impact of the U.S. depletion deduction applied against forecasted results in 2018 as compared to 2017. The effective rate differs from the U.S. federal statutory rate due primarily to depletion.

The Tax Act subjects U.S. taxpayers to the base erosion minimum tax (“BEAT”), a potential limitation on U.S. interest deduction (“163(j)”), a potential tax deduction for foreign derived intangible income (“FDII”), and a current tax on its global intangible low-taxed income (“GILTI”). The Company estimates that the effect from the BEAT, 163(j), FDII and GILTI on its estimated annual effective tax rate will not be significant.

For the three months ended March 31, 2018, the Company remains provisional for legislative changes of the Tax Act, most notably for the one-time transition tax on unremitted foreign earnings of $2.9 million. These estimates remain provisional as certain items may differ, potentially materially, due to further refinement of the calculations, changes in interpretations and assumptions made, and further guidance that may become available. The SEC has provided up to a one-year measurement period, ending December 22, 2018, for the Company to finalize the accounting for the impacts of the Tax Act. During the quarter ended March 31, 2018, there were no adjustments made to the previous estimates associated with the impact of the Tax Act.

9. Common Stock

The various components of capital and the changes therein for the three months ended March 31, 2018 and 2017 are presented in the Condensed Consolidated Statements of Changes in Shareholders’ Equity.

The authorized share capital comprised 2,000,000 shares of common stock with a par value of $1 per share. Common stock issued was 1,776,666 at March 31, 2018 and December 31, 2017.

The Company declared a $50.0 million dividend in 2016, which was paid February 1, 2017. The dividend was accrued for in Accrued expenses and other current liabilities in the Consolidated Balance Sheet at December 31, 2016.

Currency Translation Adjustment

Currency translation adjustments includes all foreign exchange differences arising from the translation of the functional currency financial statements of foreign subsidiaries of the Company to the reporting currency.

Unimin Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Treasury Shares

Treasury shares comprise the cost of the Company’s shares repurchased from Sibelco.

At March 31, 2018 and December 31, 2017, the Company held 432,952 shares of its own common stock.

10. Pension and other Post Employment Benefits

The Company maintains retirement, post-retirement medical and long-term benefit plans in several countries.

In the United States, the Company sponsors a defined benefit plan, the Unimin Corporation Pension Plan (hourly and salaried) (the “Pension Plan”) and a nonqualified supplemental benefit plan Unimin Corporation Pension Restoration Plan (the “Restoration Plan”). The Pension Plan was closed to new entrants effective January 1, 2008, and union employee participation in the Pension Plan at the last three unionized locations participating in the Plan was closed to new entrants effective November 1, 2017. Until the Restoration Plan was amended to exclude new entrants on August 15, 2017, all salaried participants eligible for the Pension Plan were also eligible for the Restoration Plan.

In Canada, the Company sponsors three defined benefit retirement plans. Two of the retirement plans are for hourly employees and one is for salaried employees. The plan for salaried employees consisted of a defined benefit portion that has been closed to new entrants since January 1, 2008, employees hired after January 1, 2018 participate in the defined contribution portion of the plan. In addition, there are two post-retirement medical plans.

In Mexico, the Company sponsors four retirement plans of which two are seniority premium plans as defined by Mexican Labour Law. The remaining plans are defined benefit plans with a minimum benefit equal to severance payment by unjustified dismissal according to Mexican Labour Law.

The Pension Plan, Restoration Plan and the pension plans in Canada and Mexico are collectively referred to as the Pension Plans. The post retirement medical plans in the United States and Canada are collectively referred to as the Postretirement Medical Plans.

The following table summarizes the components of net periodic benefit costs for the three months ended March 31, 2018 and 2017:

	Pension Plans
	March 31, 2018	March 31, 2017
Components of Net Periodic Benefit Cost
Service cost	$2,202	$2,020
Interest cost	2,333	2,398
Expected return on plan assets	(2,680)	(2,494)
Amortization of prior service cost	138	138
Amortization of net actuarial loss	1,304	1,211
Recognized settlement loss	—	80

Net periodic benefit cost	$3,297	$3,353

	Postretirement Medical Plans
	March 31, 2018	March 31, 2017
Components of Net Periodic Benefit Cost
Service cost	$266	$246
Interest cost	211	218
Amortization of net actuarial loss	122	145

Net periodic benefit cost	$599	$609

The Company contributed $2.0 million and $1.0 million for the plans for the three months ended March 31, 2018 and 2017, respectively. Contributions into the plans for the year ended December 31, 2018 are expected to be $12.9 million.

Unimin Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

11. Related Party Transactions

Identity of Related Parties

The Company sells minerals to certain of its related parties. Sales to related parties amounted to $1.6 million and $1.9 million in the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, the Company had accounts receivable from related parties of $1.0 million and $2.9 million, respectively. These amounts are included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company purchases minerals from certain of its related parties. Purchases from related parties amounted to $2.2 million and $2.4 million in the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and December 31, 2017, the Company had accounts payable to related parties of $4.2 million and $7.7 million, respectively. These amounts are included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.

The Parent provides certain services on behalf of the Company, such as finance, legal, marketing, information technology and other infrastructure support. The cost for information technology has been allocated to the Company on a direct usage basis. The costs for the remainder of the services are allocated to the Company based on tons sold, revenue, gross margin and other financial measures for Unimin compared to the same financial measures of the Parent. The financial information presented in these consolidated financial statements may not reflect the combined financial position, operating results and cash flows of Unimin had it not been a consolidated subsidiary of the Parent. Actual costs that would have been incurred if Unimin had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Both Unimin and Sibelco consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Company during the periods presented. During the three months ended March 31, 2018 and 2017, the Company did not incur material costs for management and administrative services from the Parent. These costs are reflected in Selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

The Company has several term loans outstanding with Silfin, a wholly-owned subsidiary of Sibelco. During the three months ended March 31, 2018 and 2017, the Company incurred $1.9 million and $2.5 million, respectively, of interest expense for these term loans with Silfin. These costs are reflected in Interest expense, net in the accompanying Condensed Consolidated Statements of Income.

Guarantees

Unimin has a guarantee with Bank of America for a Silfin revolving credit line. The maximum amount of the guarantee is limited to $25 million.

12. Commitments and Contingencies

Leases

The Company leases railway equipment, operating equipment, mineral properties and buildings under a number of operating lease agreements. The Company is obligated to pay minimum annual lease payments under certain non-cancelable operating lease agreements which have original terms that extend to 2024. Agreements for office facilities and office equipment leases are generally renewed or replaced by similar leases upon expiration.

Total operating lease rental expense included in the Condensed Consolidated Statement of Income for the three months ended March 31, 2018 and 2017 was $15.8 million and $12.5 million, respectively.

Contingencies

The Company is a defendant in a number of lawsuits filed in several jurisdictions. Although the outcomes of these lawsuits cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations that exceeds the accrual amounts. In addition, management believes that the Company’s substantial level of insurance coverage will mitigate these claims.

The Company has been named as a defendant in various product liability claims alleging silica exposure causing silicosis. During the three months ended March 31, 2018, the Company was dismissed from 3 claims. As of March 31, 2018, there were 134 active silica-related products liability claims pending in

Unimin Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

which the Company is a defendant. Although the outcomes of these claims cannot be predicted with certainty, based on information currently available, management cannot reasonably estimate a loss at this time and it is not probable that the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations.

Royalty

The Company has entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred. Certain agreements require annual payments based upon annual tons mined and others are a combination thereof. Total royalty expense associated with these agreements was $0.9 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.

13. Segment Reporting

The Company organizes its business into three reportable segments: Energy, Electronics and Industrial. The reportable segments are consistent with how management views the markets served by the Company and the financial information reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.

The reportable segments’ performance is primarily evaluated based on segment gross profit, which does not include any selling, general and administrative costs, corporate costs and depreciation, depletion and amortization. The selling, general and administrative costs and corporate costs are separately stated below.

In the Energy reportable segment, the Company serves the oil and gas recovery industry providing primarily fracturing sand, or “frac sand” which is pumped down oil and natural gas wells to prop open rock fissures and increase the flow rate of natural gas and oil from the wells. Unimin’s Energy segment is a leading global supplier of sand-based proppants, with more than 13 million tons of low cost raw frac sand capacity and 350,000 tons of annual coated resin sand capacity (both active and idle). Unimin’s Energy segment offers the oil and gas industry a comprehensive portfolio of raw frac sand, resin coated sands, well cementing additives, gravel packing media and drilling mud additives that meet or exceed API standards.

The Industrial reportable segment consists of numerous products and materials that are used in a variety of applications, including container glass, flat glass, fiberglass, construction, ceramics, fillers and extenders, paints and plastics, recreation products and filtration products.

The Electronics reportable segment primarily serves the global high purity fused quartz industry for applications which include semiconductors, solar energy, specialty lighting and fiber optics.

Unimin Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Energy	$207,461	$130,223
Industrial	162,360	157,089
Electronics	44,786	35,872

Total Revenue	$414,607	$323,184
Segment Gross Profit:
Energy	$65,495	$25,448
Industrial	44,007	43,539
Electronics	16,540	10,965

Total Gross Profit	$126,042	$79,952
Operating expenses excluded from segment gross profit
Selling, general and administrative	$29,224	$24,325
Depreciation, depletion and amortization	29,409	26,552
Other operating expenses, net	(40)	1,016
Interest expense, net	5,191	5,355
Other expense, net	5,300	—
Income tax provision	11,416	5,866

Net income	$45,542	$16,838

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment. The Industrial reporting unit has Goodwill of $53.5 million.

The Company’s largest customer, Halliburton Energy Services, accounted for 12% and 13% of consolidated revenue for the three months ended March 31, 2018 and 2017, respectively.

14. Proposed Merger with Fairmount Santrol

On December 11, 2017, the Company entered into a merger agreement with Fairmount Santrol Holdings Inc. (“Fairmount Santrol”) and certain other parties with respect to the proposed combination of the businesses of Unimin and Fairmount Santrol. The merger agreement provides that, upon the satisfaction or waiver of the conditions contained in the agreement, a direct wholly owned subsidiary of Unimin will be merged with and into Fairmount Santrol, with Fairmount Santrol surviving such merger and becoming a direct wholly owned subsidiary of Unimin (the “Merger”). Immediately following the Merger, Fairmount Santrol will be merged with and into Bison Merger Sub I, LLC (“Merger Sub LLC”), a wholly owned subsidiary of Unimin, after which Fairmount Santrol will cease to exist as a separate corporate entity. Merger Sub LLC will continue as the surviving entity in the second merger as a direct wholly owned subsidiary of Unimin. In accordance with the terms of the Merger agreement, Fairmount Santrol stockholders in the aggregate (including holders of certain Fairmount Santrol equity awards) will receive $170,000 in cash and approximately 35% of the common stock of Unimin, with Sibelco owning the remaining approximately 65%. The Merger is subject to, among other things, approval by Fairmount Santrol’s stockholders, listing of Unimin’s common stock on the New York Stock Exchange (“NYSE”), and certain regulatory approvals. Upon completion of the Merger, Fairmount Santrol would delist and no longer trade on the NYSE. The transaction is expected to close in mid-2018, subject to satisfaction of the closing conditions.

Unimin Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

In addition, prior to, and as a condition to the consummation of, the Merger, Unimin will contribute certain of its assets to Sibilco North America, Inc. (“HPQ Co.”), a newly-formed wholly owned subsidiary of Unimin, in exchange for all of the stock of HPQ Co. and the assumption by HPQ Co. of certain liabilities related to such business. Unimin will then distribute 100% of the stock of HPQ Co. to Sibelco in exchange for certain shares of Unimin common stock held by Sibelco. In connection with the consummation of the Merger, Unimin expects to redeem shares of Unimin common stock currently held by Sibelco in exchange for an amount in cash equal to approximately $660 million plus interest accruing at 5.0% per annum for the period from June 30, 2017 through the closing of the Merger less $170 million. In addition, in connection with the Merger, Unimin has received a debt commitment from certain lenders with respect to a $1.65 billion term loan and a $200 million revolving credit facility. The proceeds of such term loan would be used to repay certain indebtedness of Unimin and Fairmount Santrol and to pay the cash consideration and transaction expenses related to the Merger. The financing under the debt commitment is subject to customary conditions for such financings.

Upon the closing of the Merger, the combined company will own more than 50 processing and coating facilities throughout North America with approximately 1.4 billion tons of proven and probable mineral reserves and will operate 94 terminals across the United States and Canada. For the three months ended March 31, 2018, the combined company would have had pro forma revenue of approximately $688 million.

The Merger agreement contains certain termination rights and each party may be required to pay the other a termination fee of $52 million upon the occurrence of certain events.

In the three months ended March 31, 2018, the Company incurred $5.3 million of expenses associated with the Merger which are recorded in Other expense, net in the Condensed Consolidated Statements of Income.

Other than as mentioned above, there were no additional subsequent events or transactions that would impact the consolidated financial statements and require additional recognition or disclosure.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Report are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	demand fluctuates for the minerals Unimin produces, which could adversely affect Unimin’s results of operations;

•	Unimin’s business and financial performance depend in part on the level of activity in the oil and gas industries;

•	Unimin’s operations are subject to the seasonal and/or cyclical nature of its customers’ businesses, which could adversely affect Unimin’s results of operations;

•	a lack of dependable or available transportation services or infrastructure could have a material adverse effect on Unimin’s business;

•	Unimin is dependent on rail transportation to transport its products;

•	Unimin depends on trucking to transport a significant portion of its products, particularly in areas of increasing demand for its products, and a shortage of available truck drivers and difficulty in truck driver recruitment and retention may have a materially adverse effect on Unimin’s business;

•	Unimin is subject to the risks of owning and operating the Winchester & Western railroad;

•	increasing logistics and transportation costs could reduce Unimin’s revenues by causing its customers to reduce production or by impairing its ability to deliver products to its customers;

•	geographic shifts in demand could negatively affect Unimin’s business;

•	Unimin’s business could be adversely affected by strikes or work stoppages by railroad workers, truckers and port workers;

•	Unimin’s operations are dependent on its rights and ability to mine its properties and on having renewed or received the required permits and approvals from governmental authorities and other third parties;

•	changes in product mix can have an adverse effect on Unimin’s gross margins and could cause Unimin’s results of operations to fluctuate;

•	Unimin may be adversely affected by decreased or shifts in demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;

•	a large percentage of Unimin’s sales are subject to fluctuations in market pricing;

•	Unimin may not be able to complete capital expansion projects, the actual costs of any capacity expansion may exceed estimated costs, and Unimin may not be able to secure demand for the incremental production capacity. In addition, actual operating costs for the new capacity may be higher than anticipated;

•	Unimin relies upon trade secrets, contractual restrictions and patents to protect its proprietary rights. Failure to protect Unimin’s intellectual property rights may undermine its competitive position, and protecting Unimin’s rights or defending against third-party allegations of infringement may be costly;

•	Unimin’s future performance will depend on its ability to succeed in competitive industries and on its ability to appropriately react to potential fluctuations in demand for and supply of its products;

•	certain of Unimin’s products may be susceptible to displacement by alternative products;

•	if Unimin’s customers delay or fail to pay a significant amount of their outstanding receivables, it could have a material adverse effect on Unimin’s business, results of operations and financial condition;

•	a large portion of Unimin’s sales is generated by a limited number of customers, and the loss of, or a significant reduction in purchases by, Unimin’s largest customers could adversely affect its operations;

•	certain of Unimin’s contracts contain provisions requiring Unimin to deliver minimum amounts of minerals or purchase minimum amounts of services, and noncompliance with these contractual obligations may result in penalties or termination of the agreement;

•	Unimin’s operations are subject to operating risks that are often beyond its control and could adversely affect production levels and costs, and such risks may not be covered by insurance;

•	a significant portion of Unimin’s volume is generated from its Utica, Kasota and Tunnel City production facilities, a significant portion of Unimin’s energy sales are generated at terminals located in various shale plays, and any adverse developments at any of these production facilities and terminals or in the industries they serve could have a material adverse effect on Unimin’s business, financial condition and results of operations;

•	the manufacture of Unimin’s products is dependent on the availability of raw materials and feedstocks;

•	reduced access, lack of or inability to obtain access to water may adversely affect Unimin’s operations or the operations of Unimin’s customers;

•	title to Unimin’s mineral properties and water rights, and royalties related to Unimin’s production, may be disputed;

•	Unimin does not own the land on which the majority of its terminal facilities are located, and in some cases does not own the related terminal assets and relies on long term leases or access agreements with third parties, including customers, which could disrupt Unimin’s operations;

•	if Unimin cannot successfully complete acquisitions or integrate acquired businesses, its growth may be limited and its financial condition may be adversely affected;

•	inaccuracies in Unimin’s estimates of mineral reserves could result in lower than expected sales and higher than expected costs;

•	mine closures entail substantial costs, and if Unimin closes one or more of its mines sooner than anticipated, Unimin’s results of operations may be adversely affected;

•	Unimin’s production processes consume large amounts of natural gas and electricity, and any increase in the price or a significant interruption in the supply of these or any other significant raw material costs could have a material adverse effect on Unimin’s business, financial condition or results of operations;

•	increases in the price of diesel fuel may adversely affect Unimin’s results of operations;

•	Unimin is exposed to fluctuations in the prices for phenol, which is the primary component of the resins Unimin buys;

•	a shortage of skilled labor together with rising labor costs in the mining industry may further increase operating costs, which could adversely affect Unimin’s results of operations;

•	Unimin’s business may suffer if it loses, or is unable to attract and retain, key personnel;

•	Unimin’s profitability could be negatively affected if it fails to maintain satisfactory labor relations;

•	failure to maintain effective quality control systems at Unimin’s mining, processing and production facilities could have a material adverse effect on Unimin’s business, financial condition and operations;

•	severe weather conditions could have a material adverse impact on Unimin’s business;

•	Unimin’s sales and profitability fluctuate on a seasonal basis and are affected by a variety of other factors;

•	Unimin may be subject to interruptions or failures in its information technology systems, and cyber incidents could occur and result in information theft, data corruption, operational disruption and/or financial loss;

•	Unimin believes that there is a significant risk that the combined company will be a “United States Real Property Holding Corporation” for U.S. federal income tax purposes;

•	Unimin’s international operations expose it to risks inherent in doing business abroad;

•	a terrorist attack or armed conflict could harm Unimin’s business;

•	Unimin may incur substantial product liability exposure due to the use or misuse of its products, and its product liability insurance may be insufficient to cover claims against Unimin;

•	failure to maintain effective quality control systems at its mining facilities and terminals could have a material adverse effect on Unimin’s business, financial conditions and operations;

•	the increasing cost of employee healthcare may have an adverse effect on Unimin’s profitability;

•	Unimin and its customers are subject to extensive environmental and health and safety regulations that impose, and will continue to impose, significant costs and liabilities, and future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect Unimin’s results of operations;

•	Unimin is subject to the Federal Mine Safety and Health Act of 1977 and the Occupational Safety and Health Act of 1970, both of which impose stringent health and safety standards on numerous aspects of its operations;

•	silica-related legislation, health issues and litigation could have a material adverse effect on Unimin’s business, reputation or results of operations;

•	federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related litigation could result in increased costs and additional operating restrictions or delays for Unimin’s customers, which could cause a decline in the demand for its sand-based proppants and negatively impact its business, financial condition and results of operations;

•	Unimin and its customers are subject to other extensive regulations, including licensing, plant and wildlife protection and reclamation regulations, that impose, and will continue to impose, significant costs and liabilities. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect Unimin’s results of operations;

•	Unimin’s inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on its business, financial condition and results of operations;

•	following the Merger, the substantial indebtedness and pension obligations of Unimin after giving effect to the Merger (the “combined company”) could adversely affect its financial flexibility and competitive position;

•	the agreements governing the combined company’s indebtedness will contain covenants and substantial restrictions that may restrict the combined company’s business and financing activities; and

•	the combined company may need to incur substantial additional debt in the future in order to maintain or increase its production levels and to otherwise pursue its business plan. The combined company may not be able to borrow funds successfully or, if it can, this debt may impair its ability to operate its business.

In addition, risks related to the pending business combination (the “Merger”) between Unimin and Fairmount Santrol Holdings Inc. ( “Fairmount Santrol”) and the Agreement and Plan of Merger, dated as of December 11, 2017, among Unimin, Fairmount Santrol, and the other parties thereto (the “Merger Agreement”) that could cause actual results to differ materially from forward-looking statements made regarding the Merger include:

•	risks that the Merger may not close or may not close on the terms or timing anticipated, including the inability to complete the Merger due to the failure to obtain Fairmount Santrol stockholder approval or governmental or regulatory clearances, the failure to satisfy other conditions to the closing of the Merger and the termination of the Merger Agreement for any other reason;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement;

•	the ability of Unimin and Fairmount Santrol to integrate their businesses successfully and to achieve anticipated synergies and the anticipated cost, timing and complexity of integration efforts;

•	the future financial performance, anticipated liquidity and capital expenditures of the combined company and other risks related to the operation of the combined company, including macro-economic conditions, indebtedness, continued availability of capital and financing and rating agency actions, managing expenses, operational losses, failure or breach of security systems, future prospects and business and management strategies for the management, expansion and growth of the combined company’s operations;

•	potential litigation relating to the Merger;

•	appraisal rights of Fairmount Santrol stockholders;

•	success in retaining or recruiting, or changes required in, the combined company’s officers, key employees or directors following the Merger;

•	disruption from the Merger making it difficult to maintain business and operational relationships;

•	potential business uncertainty, including changes to existing business relationships, during the period before the closing of the Merger that could affect Fairmount Santrol’s and/or Unimin’s financial performance;

•	potential adverse reactions or changes to business relationships resulting from negative publicity relating to the announcement or closing of the Merger;

•	the potential inability to obtain consents from counterparties in connection with the Merger and the potential termination or alteration of existing contracts or relationships;

•	certain restrictions during the period before the closing of the Merger that may impact Fairmount Santrol’s or Unimin’s ability to pursue certain business opportunities or strategic transactions;

•	transaction fees and costs incurred and to be incurred in connection with the Merger and the integration of the combined company;

•	the actual results of operations and financial condition of the combined company following the Merger as compared to the unaudited pro forma combined financial information included in the Registration Statement on Form S-4 related to the Merger;

•	interests of certain of the directors and executive officers of Fairmount Santrol in the Merger that are different from, or in addition to, those of Fairmount Santrol stockholders generally;

•	the tax treatment of the Mergers;

•	the fairness opinion of Fairmount Santrol’s financial advisor;

•	potential branding or rebranding initiatives that may be launched following the Merger, their costs and support among the combined company’s customers;

•	the effect of “no shop” provisions contained in the Merger Agreement on potential alternative acquirers;

•	uncertainty as to the trading market and long-term value of the combined company common stock;

•	adverse developments in general market, business, economic, labor, regulatory and political conditions;

•	the impact of any catastrophic events including, but not limited to, cyber-breaches, acts of war or terrorism or natural disasters, as well as management’s response to any of the aforementioned factors; and

•	the impact of any change to applicable laws and regulations affecting operations, including those relating to environmental and climate change, taxes, price controls and regulatory approvals.

We derive many of our forward-looking statements from our knowledge of our operations, our asset base, and our operating forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and in Unimin’s Registration Statement on Form S-4 related to the Merger. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications. You should evaluate all forward-looking statements made in this Report in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Report are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of Unimin Corporation (“Unimin” or the “Company”) should be read together with the consolidated financial statements of Unimin and related notes thereto and other financial information appearing elsewhere in this Report as well as the consolidated financial statements, the accompanying notes and the related management discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 contained in the Company’s Registration Statement on Form S-4. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See the section entitled “Cautionary Statement Regarding Forward-Looking Statements.” Unimin’s actual results could differ materially from those contained in the Company’s forward-looking statements as a result of many factors, including those discussed in the section entitled “Risk Factors” in our Registration Statement on Form S-4 related to Merger. The following discussion contains certain non-GAAP financial measures, including EBITDA and Adjusted EBITDA. See “—Key Metrics Used to Evaluate Unimin’s Business” for a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA.

Overview

Unimin is an application-focused minerals company providing materials solutions to its customers drawing from a diversified product portfolio with 28 million tons of annual production capacity. Unimin produces a wide range of specialized silica sand, feldspar, nepheline syenite, calcium carbonate, clay, kaolin, lime and limestone products for use in the energy and industrial end markets in North America and around the world. Its 31 mining facilities with reserves (including one facility currently under construction) and nine processing facilities (including one inactive facility) span the United States, Mexico and Canada and have access to more than 475 million tons of mineral reserves (as defined by the SEC). Unimin’s frac sand facilities are among the largest, most flexible and cost-efficient facilities in the industry, and Unimin’s industrial assets are located in close proximity to key industrial customers. Unimin’s parent company, SCR-Sibelco NV (“Sibelco”), is a 145 year old family-owned global leader in the production of industrial minerals with operations in over 40 countries. This heritage brings a strong history and expertise in operational excellence, customer collaboration and application development that is coupled with a global perspective and market understanding, sustainability and durable, returns-oriented investing. During the three months ended March 31, 2018, Unimin sold 6.0 million tons of minerals and had revenue of $414.6 million, net income of $45.5 million and Adjusted EBITDA of $96.9 million.

Unimin’s operations are organized into three segments based on the primary industries served—an Energy segment, an Industrial segment, and an Electronics segment.

How Unimin Generates Sales

Unimin derives its sales by mining and processing silica sand products and other minerals that its customers purchase for use in a wide variety of applications. Unimin’s sales are primarily a function of the price per ton paid by the customer and the number of tons sold to the customer. The price invoiced reflects the cost of production, the cost of transportation to the Company’s distribution terminals or customer site and the cost of transloading the product from railcars to trucks, as applicable.

Energy Segment

Unimin’s Energy segment represented 50% and 40% of the Company’s revenues for the three months ended March 31, 2018 and 2017, respectively. Unimin’s Energy segment is a leading global supplier of sand-based proppants, with more than 13 million tons of low cost raw frac sand capacity and 350,000 tons of annual coated resin sand capacity (both active and idle). Unimin’s Energy segment offers the oil and gas industry a comprehensive portfolio of raw frac sand, resin coated sands, well cementing additives, gravel packing media and drilling mud additives that meet or exceed API standards.

Industrial Segment

Unimin’s Industrial segment represented 39% and 49% of Unimin’s revenue for the three months ended March 31, 2018 and 2017, respectively. With more than 1,400 customers across all of its end markets, the Industrial segment’s products are sold to customers in the glass, construction, ceramics, foundry, coatings, polymers and various other industries.

Electronics Segment

Unimin’s Electronics segment represented 11% of Unimin’s revenue for the three months ended March 31, 2018 and 2017. Unimin’s Electronics segment products consist of high purity quartz sands and other minerals used primarily in the fused quartz markets for the production of semiconductor and solar crucibles, quartz solids, lamp-tubing and fiber optic cables.

Key Costs of Unimin’s Business

The principal costs involved in operating Unimin’s business are: logistics costs associated with transporting products from Unimin’s production facilities to its terminals; labor costs; maintenance and repair costs at Unimin’s production facilities; raw material costs; energy costs; stripping costs; and corporate operating costs. Unimin owns or leases most of its sand and other mineral reserves. Unimin believes that the combination of owned and leased reserves helps it maintain a very competitive cost position.

Corporate Operating Costs

In addition, Unimin incurs corporate operating costs including costs for the sales and marketing, information technology, finance, human resources, legal and environmental, research and development, health and safety functions of Unimin. Unimin’s selling, general and administrative costs represented approximately 7% and 8% of Unimin’s revenue during the three months ended March 31, 2018 and 2017, respectively.

Merger with Fairmount Santrol

On December 11, 2017, Sibelco, Unimin, Bison Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Unimin (“Merger Sub”), Bison Merger Sub I, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of Unimin (“Merger Sub LLC”), and Fairmount Santrol entered into the Merger Agreement in connection with the proposed combination of the businesses of Unimin and Fairmount Santrol (the “Merger Agreement”). The Merger Agreement provides that, upon the satisfaction or waiver of the conditions to the Merger, Merger Sub will be merged with and into Fairmount Santrol, with Fairmount Santrol surviving the Merger as a direct wholly owned subsidiary of Unimin. Immediately following the Merger, Fairmount Santrol (as the surviving company in the Merger) will be merged with and into Merger Sub LLC after which Fairmount Santrol will cease to exist as a separate corporate entity. Merger Sub LLC will continue as the surviving entity in this merger as a direct wholly owned subsidiary of Unimin and will succeed to and assume all the rights, privileges, immunities, properties, powers and franchises of Fairmount Santrol.

Subject to the terms and conditions set forth in the Merger Agreement, Fairmount Santrol stockholders will have the right to receive, with respect to each share of Fairmount Santrol common stock they hold at the effective time (other than (1) shares owned by Fairmount Santrol or any wholly owned subsidiary of Fairmount Santrol (or held in the treasury of Fairmount Santrol), (2) shares owned by Sibelco or any of its subsidiaries and (3) shares held by any Fairmount Santrol stockholder who is entitled to appraisal rights and has properly exercised and perfected (and not effectively withdrawn or lost) such stockholder’s demand for appraisal rights under the General Corporation Law of the State of Delaware the Merger Consideration (as defined in the Merger Agreement), consisting of the Stock Consideration (as defined in the Merger Agreement), the Cash Consideration (as defined in the Merger Agreement) and cash paid in lieu of fractional shares, if any, without interest. Upon the closing of the Merger, Sibelco will own, directly or indirectly, approximately 65% of the issued and outstanding shares of the combined company common stock and holders of Fairmount Santrol common stock immediately prior to the effective time of the Merger will hold in the aggregate, including certain equity awards, approximately 35% of the issued and outstanding shares of combined company common stock.

Upon the closing of the Merger, the combined company will own more than 50 processing and coating facilities throughout North America with approximately 1.4 billion tons of proven and probable mineral reserves and will operate 94 terminals across the United States and Canada. For the three months ended March 31, 2018, the combined company would have had pro forma revenue of approximately $688 million. The proposed Merger is also expected to result in synergies of approximately $150 million.

Upon the closing of the Merger, the combined company will need to incur additional expenses, including, but not limited to, transaction-related expenses, expenses to integrate the operations of Unimin and Fairmount Santrol and additional legal, accounting and other expenses in connection with being a public company. The combined company will be subject to reporting, disclosure control and other obligations under the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC and the NYSE.

The HPQ Carveout

Pursuant to the Merger Agreement, Sibelco will retain the global high purity quartz business, which consists of Unimin’s Electronics segment (the “HPQ Carveout”). Prior to, and as a condition to, the closing of the Merger, Unimin will contribute certain of its assets to Sibilco North America, Inc., a newly created wholly owned subsidiary of Unimin (“HPQ Co”), in exchange for all of the stock of HPQ Co and the assumption by HPQ Co of certain liabilities related to the business being transferred, in accordance with the Business Contribution Agreement to be dated on or prior to the closing date of the Merger, among Sibelco, Unimin and HPQ Co. (the “Contribution Agreement”). Unimin will then distribute 100% of the stock of HPQ Co to Sibelco in exchange for certain shares of Unimin common stock held by Sibelco (the “HPQ Redemption”). The HPQ Carveout will also include certain personnel and assets historically part of Unimin that support coatings and polymers sales and research activities together with certain related intellectual property.

Prior to the effective time of the HPQ Carveout, Unimin, Sibelco and HPQ Co will enter into the Tax Matters Agreement governing their respective rights, responsibilities and obligations relating to tax liabilities, the filing of tax returns, the control of tax contests and other tax matters (the “Tax Matters Agreement”). Under the Tax Matters Agreement, the combined company and HPQ Co (and their affiliates) will be responsible for income taxes required to be reported on their respective separate and group tax returns; however, HPQ Co will be responsible for any unpaid income taxes (as of the date of the HPQ Redemption) attributable to the HPQ business prior to the date of the HPQ Carveout. HPQ Co will be responsible for any unpaid non-income taxes (as of the date of the HPQ Redemption) attributable to the HPQ business (whether arising prior to the HPQ Carveout or not) and the combined company will be responsible for all other non-income taxes. HPQ Co and the combined company will equally bear any transfer taxes imposed on the HPQ Carveout. Rights to refunds in respect of taxes will be allocated in the same manner as the responsibility for tax liabilities.

The Cash Redemption

In connection with the closing of the Merger, Unimin expects to redeem shares of Unimin common stock currently held by Sibelco in exchange for an amount in cash equal to approximately (1) $660 million plus interest accruing at 5.0% per annum for the period from June 30, 2017 through the closing of the Merger less (2) $170 million, which will be paid to Fairmount Santrol stockholders as consideration in the Merger.

Key Metrics Used to Evaluate Unimin’s Business

Unimin’s management uses a variety of financial and operational metrics to analyze Unimin’s performance across its Energy, Industrial, and Electronics segments. The determination of segments is based on the primary industries Unimin serves, its management structure and the financial information that is reviewed by Unimin’s chief operating decision maker in deciding how to allocate resources and assess performance. Unimin evaluates the performance of these segments based on their volumes sold, average selling price, segment gross profit and associated per ton metrics. Additionally, Unimin considers a number of factors in evaluating the performance of the business as a whole, including total volumes sold, average selling price, segment gross profit, associated per ton metrics and Adjusted EBITDA. Unimin views these metrics as important factors in evaluating its profitability and reviews these measurements frequently to analyze trends and make decisions.

Segment Gross Profit

Unimin’s management uses segment gross profit to evaluate the operating performance of Unimin’s segments. Segment gross profit is defined as segment revenue less segment cost of sales, not including depreciation, depletion and amortization expenses and does not include any selling, general and administrative costs or corporate costs.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and certain external users of Unimin’s financial statements in evaluating its operating performance. Unimin defines EBITDA as net income before interest expense, income tax expense (benefit) and depreciation, depletion and amortization. Adjusted EBITDA is defined as EBITDA before non-cash impairment of assets and certain non-operational income and expenses including restructuring charges.

Unimin’s management believes EBITDA and Adjusted EBITDA are useful because they allow Unimin management to more effectively evaluate its normalized operations from period to period as well as provide an indication of cash flow generation from operations before investing or financing activities. Accordingly, EBITDA and Adjusted EBITDA do not take into consideration Unimin’s financing methods, capital structure or capital expenditure needs. Adjusted EBITDA excludes certain non-operational income and/or costs, the removal of which improves comparability of operating results across reporting periods. However, EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as alternatives to, or more meaningful than, net income as determined in accordance with U.S. GAAP as indicators of Unimin’s operating performance. Certain items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of EBITDA or Adjusted EBITDA.

Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. Adjusted EBITDA contains certain other limitations, including the failure to reflect Unimin’s cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized, and excludes certain non-operational charges. Management compensates for these limitations by relying primarily on Unimin’s U.S. GAAP results (and IFRS results) and by using Adjusted EBITDA only as a supplement.

Although Unimin attempts to determine EBITDA and Adjusted EBITDA in a manner that is consistent with other companies in its industry, Unimin’s computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies due to potential inconsistencies in the methods of calculation. Unimin believes that EBITDA and Adjusted EBITDA are widely followed measures of operating performance.

The following table sets forth a reconciliation of net income (loss), the most directly comparable U.S. GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Reconciliation of net income to EBITDA and Adjusted EBITDA
Net income	$45,542	$16,838
Interest expense, net	5,191	5,355
Income tax provision	11,416	5,866
Depreciation, depletion, and amortization expense	29,409	26,552

EBITDA	91,558	54,611
Transaction and other related costs(1)	5,300	—

Adjusted EBITDA	96,858	54,611
HPQ EBITDA(2)	(12,540)	(7,465)

Adjusted EBITDA excluding HPQ	$84,318	$47,146

(1)	Represents costs incurred in connection with the proposed combination of the businesses of Unimin and Fairmount Santrol.
(2)	Represents EBITDA of Unimin’s global high purity quartz business, which consists of the Unimin’s Electronics segment, that will be transferred to Sibelco prior to the closing of the business combination of Unimin and Fairmont Santrol in exchange for certain shares of Unimin common stock held by Sibelco.

Results of Operations

The following table presents Unimin’s condensed consolidated statements of income and certain operating data for each of the periods indicated. The results of operations by segment are discussed in further detail below as part of a discussion of the consolidated overview.

	Three Months Ended March 31, (in thousands, except per ton data)
Statements of Income Data	2018	2017
Revenue	$414,607	$323,184
Cost of goods sold (excluding depreciation, depletion and amortization)	288,565	243,232
Selling, general and administrative expenses	29,224	24,325
Depreciation, depletion and amortization expense	29,409	26,552
Other operating expense, net	(40)	1,016

Income from operations	67,449	28,059

Interest expense, net	5,191	5,355
Other expense, net	5,300	—

Total other expenses, net	10,491	5,355

Income before provision for income taxes	56,958	22,704
Income tax provision	11,416	5,866

Net income	$45,542	$16,838

Operating Data
Energy
Total tons sold	2,976	2,462
Revenue	$207,461	$130,223
Aggregate selling price per ton	69.71	52.89
Segment gross profit	65,495	25,448
Industrial
Total tons sold	2,971	2,968
Revenue	$162,360	$157,089
Aggregate selling price per ton	54.65	52.93
Segment gross profit	44,007	43,539
Electronics
Total tons sold	27	26
Revenue	$44,786	$35,872
Aggregate selling price per ton	1,658.74	1,379.69
Segment gross profit	16,540	10,965

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue

Revenue was $414.6 million for the three months ended March 31, 2018 compared to $323.2 million for the three months ended March 31, 2017, an increase of $91.4 million, or 28%. This increase was primarily due to an increase in volumes and average selling price in Unimin’s Energy segment.

Revenue in the Energy segment was $207.5 million for the three months ended March 31, 2018 compared to $130.2 million for the three months ended March 31, 2017, an increase of $77.3 million, or 59%. The increase in Energy segment revenue was primarily due to growth in demand for frac sand as well as increased prices. Total volumes sold in the Energy segment were 3.0 million tons in the three months ended March 31, 2018 compared to 2.5 million tons in the three months ended March 31, 2017, an increase of 0.5 million tons, or 20%. In addition, the average selling prices for all proppants during the three months ended March 31, 2018 increased as compared to the equivalent period in the prior year by approximately 32% due to higher oil prices and corresponding increases in frac sand demand.

Revenue in the Industrial segment was $162.3 million for the three months ended March 31, 2018 compared to $157.1 million for the three months ended March 31, 2017, an increase of $5.2 million, or 3%. Volumes sold in the Industrial segment were 3.0 million for the three months ended March 31, 2018 and for the three months ended March 31, 2017. The revenue increase in the Industrial segment was driven by an increase in average selling price during the three months ended March 31, 2018 which was due to changes in Unimin’s product mix as well as price increases. Revenue in Unimin’s Industrial segment is driven by macroeconomic factors, including housing starts, light vehicle sales, residential repair and construction activity, consumer trends and industrial activity. To the extent that these demand drivers remain stable, Unimin expects that demand for its industrial minerals sold in its Industrial segment will remain relatively stable.

Revenue in the Electronics segment was $44.8 million for the three months ended March 31, 2018 compared to $35.9 million for the three months ended March 31, 2017, an increase of $8.9 million, or 25%. Volumes sold in the Electronics segment were 27,000 tons in the three months ended March 31, 2018 and were 26,000 tons in the three months ended March 31, 2017. Revenue in the Electronics segment grew as a result of increased sales for both semiconductor products and solar grade products.

Cost of Goods Sold (excluding depreciation, depletion and amortization)

Cost of goods sold (excluding depreciation, depletion and amortization) was $288.6 million for the three months ended March 31, 2018 compared to $243.2 million for the three months ended March 31, 2017, an increase of $45.4 million, or 19%. The increase was mainly a result of increased production-related costs primarily due to the increase in the number of tons sold. Cost of goods sold was also impacted by higher leasing costs in the three months ended March 31, 2018 compared to the equivalent period in the prior year as Unimin leased more mobile equipment and rail car leases. As a percentage of revenue, cost of goods sold decreased to 70% for the three months ended March 31, 2018 compared to 75% for the three months ended March 31, 2017 due to the increase in average selling prices.

Unimin incurred $134.7 million and $95.2 million of transportation and related costs for the three months ended March 31, 2018 and 2017, respectively. Transportation and related costs increased period over period due to the higher volumes sold through Unimin’s terminals principally for the Energy segment and an increase in freight rates. As a percentage of revenue, transportation and related costs were 33% and 29% for the three months ended March 31, 2018 and 2017, respectively.

Unimin incurred $48.0 and $47.6 million of operating labor costs for the three months ended March 31, 2018 and 2017, respectively. As a percentage of revenue, operating labor costs were 12% for the three months ended March 31, 2018 compared to 15% for the three months ended March 31, 2017.

Unimin incurred $26.6 million and $23.2 million of electricity and drying fuel (principally natural gas) costs for the three months ended March 31, 2018 and 2017, respectively. The increase in electricity and drying fuel costs for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was caused by increased sales volumes in the Energy segment as well as higher costs in U.S. and Mexico. As a percentage of revenue, electricity and drying fuel costs represented 6% and 7% for the three months ended March 31, 2018 and 2017, respectively.

Unimin incurred $18.4 million and $23.3 million of raw material additive costs for the three months ended March 31, 2018 and 2017, respectively. The decrease in raw material additive costs was due to a general decrease in material costs for the Electronics segment. As a percentage of revenue, raw material additive costs represented 4% and 7% for the three months ended March 31, 2018 and 2017, respectively.

Segment Gross Profit

Gross profit was $126.0 million for the three months ended March 31, 2018 compared to $80.0 million for the three months ended March 31, 2017, an increase of $46.0 million. The increase in gross profit was primarily due to the increase in volumes sold and average selling prices in the Energy segment.

Segment gross profit in the Energy segment was $65.5 million for the three months ended March 31, 2018 compared to $25.5 million for the three months ended March 31, 2017, an increase of $40.0 million. The increase was due primarily to increased selling prices and volumes, which were partially offset by increased freight rates and terminal costs.

Segment gross profit in the Industrial segment was $44.0 million for the three months ended March 31, 2018 compared to $43.5 million for the three months ended March 31, 2017, an increase of $0.5 million. The increase was due primarily to increased selling prices which were mostly offset by increased energy costs in the U.S. and Mexico, higher production costs and an increase in freight rates.

Segment gross profit in the Electronics segment was $16.5 million for the three months ended March 31, 2018 compared to $11.0 million for the three months ended March 31, 2017, an increase of $5.5 million. The increase was primarily driven by a shift in product mix and increased volumes sold.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $29.2 million for the three months ended March 31, 2018 compared to $24.3 million for the three months ended March 31, 2017, an increase of $4.9 million, or 20%.The increase in SG&A during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily the result of higher compensation related expense of $2 million, higher outside service and travel related costs of $1 million and increased insurance expense of $1 million.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization was $29.4 million for the three months ended March 31, 2018 compared to $26.5 million for the three months ended March 31, 2017, an increase of $2.9 million or 11%. The increase is principally due to the start-up of an additional production facility at the Company’s Utica, Illinois facility.

Other Operating Expense (Income), Net

Other operating expense (income), net was income of $40 thousand for the three months ended March 31, 2018 and expense of $1.0 million for the three months ended March 31, 2017. The change was primarily driven by a favorable impact of foreign exchange.

Income from Operations

Income from operations was $67.4 million for the three months ended March 31, 2018, an increase of $39.3 million compared to $28.1 million for the three months ended March 31, 2017. The increase is due to the increased margins in our Energy and Electronics segment, partially offset by increased selling, general and administration expenses.

Interest Expense, net

Interest expense, net was $5.2 million for the three months ended March 31, 2018 and $5.3 million for the three months ended March 31, 2017.

Other Expense, net

Other expense, net was $5.3 million for the three months ended March 31, 2018. Other expense, net for the three months ended March 31, 2018, consists of the costs that Unimin has incurred related to the proposed combination of the businesses of Unimin and Fairmount Santrol.

Income Tax Provision

The income tax provision was $11.4 million for the three months ended March 31, 2018 compared to $5.9 million for the three months ended March 31, 2017. The increase was due to increased profit before income taxes. The tax rate for the three months ended March 31, 2018 was 20.0% compared to 25.8% for the three months ended March 31, 2017. The decrease in the effective tax rate is the result of the Tax Cuts and Jobs Act.

Net Income

Net income increased $28.7 million to net income of $45.5 million for the three months ended March 31, 2018 compared to $16.8 million for the three months ended March 31, 2017 due to the factors noted above.

Liquidity and Capital Resources

Historic

Unimin’s liquidity has historically been used to service Unimin’s debt, pay dividends to shareholders, meet Unimin’s working capital needs and invest in both maintenance and organic growth capital expenditures. Historically, Unimin has met its liquidity and capital investment needs with funds generated from operations, the issuance of debt and borrowing of funds from Sibelco. As of March 31, 2018, Unimin had outstanding long-term debt of $366.9 million and cash on-hand of $284.3 million.

On December 16, 2009, Unimin issued $100.0 million principal amount of 4.92% Senior Notes, Series C (the “Series C Notes”), and $100.0 million principal amount of 5.48% Senior Notes, Series D (the “Series D Notes”). The Series C Notes matured on December 16, 2016 and were fully repaid upon maturity. Interest on the Series D Notes is payable semiannually on June 16 and December 16 of each year. The Series D Notes mature on December 16, 2019 unless prepaid earlier. The note purchase agreement governing the Series D Notes contains customary affirmative and negative covenants, including an interest coverage ratio of not less than 3.00:1 and a consolidated debt to consolidated EBITDA ratio of not greater than 3.25:1. Unimin may, at its option, at any time, prepay the Series D Notes at 100% of their principal amount, plus a make-whole amount. Unimin expects to redeem the Series D Notes upon the closing of the Merger.

In July 2014, Unimin entered into a loan agreement with Silfin NV (“Silfin”), a wholly-owned subsidiary of Sibelco, providing for a term loan in the amount of $300 million and a fixed interest rate of 4.09%. In March 2016, Unimin repaid $35 million of the loan. The remaining balance of the loan will mature in July 2019, unless the agreement is terminated earlier. In July 2016, Unimin entered into a credit facility with Silfin, pursuant to which Unimin can draw upon an overdraft facility of up to $20 million. As of March 31, 2018, there were no borrowings outstanding under this overdraft facility with Silfin. On February 1, 2017, the Company entered into an additional loan with Silfin for $49.6 million. The loan bears a floating annual interest rate of 6-month LIBOR USD plus a margin of 127 basis points and was initially payable on February 1, 2018. On February 1, 2018, the Company amended the term of the loan to mature on August 1, 2018. Unimin’s agreements with Silfin are expected to be terminated and repaid in connection with the closing of the Merger.

Unimin Canada Limited, a subsidiary of the Company, has a 2 million Canadian dollar overdraft facility with the Bank of Montreal. As of March 31, 2018, there were no borrowings outstanding under the overdraft facility and there were $1.9 million of outstanding letters of credit which reduce the amount available under the overdraft facility. Unimin has guaranteed the obligations of Unimin Canada Limited under this facility.

Post-Merger

In connection with the execution of the Merger Agreement, Unimin has received a debt commitment letter from Barclays Bank PLC, BNP Paribas and BNP Paribas Securities Corp., pursuant to which the lenders have committed to provide a senior secured term loan in the amount of $1.65 billion and a senior secured revolving credit facility in the amount of $200 million. The combined company expects to enter into a credit agreement with these lenders reflecting the term loan and the revolving credit facility on the closing date of the Merger.

Pursuant to the debt commitment letter, the $1.65 billion senior secured term loan facility would mature seven years after the closing date and would amortize in equal quarterly installments in an amount equal to 1% per year beginning with the first full fiscal quarter after the closing date, with the balance due at maturity. Loans under the term loan would be prepaid with, subject to various exceptions, (a) 100% of the net cash proceeds of all non-ordinary course asset sales or dispositions and insurance proceeds, (b) 100% of the net cash proceeds of issuances of indebtedness and (c) 50% of annual excess cash flow (with stepdowns to 25% and 0% based on total net leverage ratio levels). Voluntary prepayments of the term loan will be permitted at any time without premium or penalty other than (a) customary “breakage” costs with respect to LIBOR borrowings and (b) a 1.00% call protection premium applicable to certain “repricing transactions” occurring on or prior to the date that is 12 months after the closing date of the facilities.

Pursuant to the debt commitment letter, the $200 million senior secured revolving credit facility would mature five years after the closing date. Voluntary reductions of the unused portion of the revolving credit facility commitment will be allowed at any time. The revolving credit facility will include a total net leverage ratio covenant, to be tested on a quarterly basis, of no more than 4.50:1.00, to step down to 4.00:1.00 at the fiscal quarter ended December 31, 2018.

Interest on both facilities would accrue at a per annum rate of either (at the option of the combined company) (1) LIBOR plus a spread or (2) the alternate base rate plus a spread. LIBOR refers to the London Inter-bank Offered Rate and, in general, is the average of the interest rates estimated by each of the leading banks in London that it would be charged were it to borrow from other banks. With respect to the term loan facility, LIBOR will never be less than 1.00%. The alternate base rate, as defined in the debt commitment letter, is the highest of (i) Barclays’s prime rate, (ii) the US federal funds effective rate plus  1⁄2 of 1.00% and (iii) the LIBOR rate for a one month period plus 1.00%. The debt commitment letter provides that the spread will vary depending on the combined company’s total net leverage ratio (the ratio of debt (less up to $150 million of cash) to EBITDA for the most recent four fiscal quarter period), as follows:

Total Net Leverage Ratio	Applicable Margin for LIBOR Loans	Applicable Margin for ABR Loans
Greater than or equal to 3.5x	4.75%	3.75%
Greater than or equal to 3.0x and less than 3.5x	4.50%	3.50%
Greater than or equal to 2.5x and less than 3.0x	4.25%	3.25%
Greater than or equal to 2.0x and less than 2.50x	4.00%	3.00%
Less than 2.0x	3.75%	2.75%

The debt commitment letter provides that the interest rate spreads set forth in the table above will each be reduced by 0.25% if the corporate credit ratings in respect of the combined company issued in connection with the initial syndication of the senior secured term loan and the senior secured revolving credit facility are BB- (with a stable or better outlook) or higher and Ba3 (with a stable or better outlook) or higher from S&P and Moody’s, respectively. As of the date hereof, S&P and Moody’s have announced that the ratings of the combined company will be at or above such levels.

The term loan and the revolving credit facility would be guaranteed by all of the combined company’s wholly owned material restricted subsidiaries (including Fairmount Santrol and all of the wholly owned material restricted subsidiaries of Fairmount Santrol), subject to certain exceptions. In addition, subject to various exceptions, the facilities would be secured by substantially all of the assets of the combined company and each other guarantor, including but not limited to (a) a perfected first-priority pledge of all of the capital stock held by the combined company or any other guarantor of each existing or subsequently acquired or organized wholly owned restricted subsidiary of the combined company (no more than 65% of the voting stock of any foreign subsidiary) and (b) perfected first-priority security interests in substantially all of the tangible and intangible assets of the combined company and each guarantor.

The facilities will contain customary representations and warranties, affirmative covenants, negative covenants and events of default. Negative covenants will include, among others, limitations on debt, liens, asset sales, mergers, consolidations and fundamental changes, dividends and repurchases of equity securities, repayments or redemptions of subordinated debt, investments, transactions with affiliates, restrictions on granting liens to secure obligations, restrictions on subsidiary distributions, changes in the conduct of the business, amendments and waivers in organizational documents and junior debt instruments and changes in the fiscal year.

In addition, the debt commitment letter provides that the documentation for the term loan and revolving credit facility will permit the combined company to add one or more incremental term loan facilities and/or increase the commitments under the revolving credit facility in an aggregate principal amount up to the sum of (x) $250 million, plus (y) an amount of incremental facilities so that, after giving effect to any such incremental facility, on a pro forma basis, the total net leverage ratio would not exceed 2.75:1.00, plus (z) an amount equal to all voluntary prepayments of the term loan. In addition to incremental term loan facilities and revolving credit facility increases, this incremental credit capacity will be allowed to be utilized in the form of (a) senior unsecured notes or loans, subject to a pro forma total net leverage ratio of up to 3.75:1.00, (b) senior secured notes or loans that are secured by the collateral on a junior basis, subject to a pro forma total net leverage ratio of up to 3.25:1.00, or (c) senior secured notes that are secured by the collateral on a pari passu basis, subject to a pro forma total net leverage ratio of up to 2.75:1.00.

Obligations to fund under the commitment letter are subject to certain conditions, including the closing of the Merger, the accuracy of certain representations and warranties, the absence of a material adverse effect on Fairmount Santrol, the repayment of certain debt of Unimin and Fairmount Santrol, receipt of audited and unaudited financial statements and certain pro forma information, delivery of a solvency certificate by Unimin’s chief financial officer, payment of all fees required to be paid on the closing date of the facilities and execution of requisite credit facility and collateral documentation and closing documentation.

The proceeds of the term loan will be used to repay certain debt of Fairmount Santrol (which amount is $732,592,376 as of April 10, 2018), to repay certain debt of Unimin (which amount is $420,928,588 as of April 10, 2018 and will include additional debt to be incurred to fund the redemption of certain Unimin shares held by Sibelco for $490 million (plus interest)) and to pay $170 million to Fairmount Santrol stockholders as part of the Merger Consideration and transaction costs for the Merger.

Unimin’s operations are capital intensive and future capital expenditures are expected to be substantial. As of March 31, 2018, Unimin believes that its cash on-hand, cash generated from operations and financing arrangements will be sufficient to meet its post-Merger cash obligations, including working capital requirements, anticipated capital expenditures and scheduled debt service, over the next 12 months.

Working Capital

Working capital is the amount by which current assets exceed current liabilities, excluding cash and cash equivalents and the current portion of long-term debt. Unimin’s working capital was $267.0 million and $210.6 million at March 31, 2018 and December 31, 2017, respectively. The increase in working capital is principally the result of an increase in Accounts receivable, net due to the increased sales volumes during the quarter. Unimin expects its working capital to grow as it continues to grow its business.

Cash Flow Analysis

Unimin’s cash flows depend on many factors, including general economic conditions, demand for Unimin’s products in the end markets it serves, interest rates and many other factors beyond its control. A summary of Unimin’s operating, investing and financing activities (in thousands) is shown in the following table:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in):
Operating activities	$22,141	$15,740
Investing activities	(45,971)	(11,455)
Financing activities	(328)	(370)

Net Cash Provided by Operating Activities

Net cash provided by operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion and amortization, asset impairments and the effect of changes in working capital.

Net cash provided by operating activities was $22.1 million for the three months ended March 31, 2018 compared with $15.7 million provided in the three months ended March 31, 2017. This $6.4 million increase was the result of the improved operating results in the three months ended March 31, 2018 which was partially offset by an increase in working capital during the three months ended March 31, 2018. The increase in working capital was driven by the increase in accounts receivable, net of $30.5 million and a decrease in accounts payable of $13.3 million due to the timing of payments. The increase in accounts receivable, net is a result of the increased sales in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Net Cash Used in Investing Activities

Net cash used in investing activities consists primarily of capital expenditures for growth and maintenance. Capital expenditures for growth generally are related to the expansion of production or terminal capacities. Capital expenditures for maintenance generally are related to the replacement of assets and health, safety and quality improvements.

Net cash used in investing activities was $46.0 million for the three months ended March 31, 2018 compared to $11.5 million of net cash used in investing activities for the three months ended March 31, 2017. The $34.5 million increase was primarily the result of higher capital expenditures.

Capital expenditures of $46.3 million for the three months ended March 31, 2018 were primarily focused on (1) a new facility in West Texas, (2) completion of several expansion projects at the Company’s Utica, Illinois and Oregon facilities to support growth in the energy business and (3) expanding capacity at Unimin’s Canoitas facility in Mexico.

Capital expenditures of $11.7 million in the three months ended March 31, 2017 were primarily focused on (1) completion of Unimin’s new enterprise resource planning (“ERP”) system and (2) a tailings system at Unimin’s facility at Kasota, Minnesota.

Unimin’s capital expenditures during 2018 are expected to be approximately $200 million, including a new facility in West Texas and modernization at Unimin’s facilities in Nephton, Canada.

Net Cash Used in Financing Activities

Net cash used in financing activities consist primarily of borrowings and repayments under Unimin’s debt agreements.

Net cash used by financing activities was $0.3 million in the three months ended March 31, 2018 compared to $0.4 million used in the three months ended March 31, 2017.

Seasonality

Unimin’s business is affected to some extent by seasonal fluctuations in weather that impact Unimin’s production levels and its customers’ business needs. For example, Unimin’s Energy segment sales levels are lower in the first and fourth quarters due to lower market demand as adverse weather tends to slow oil and gas operations to varying degrees depending on the severity of the weather. In addition, Unimin’s inability to mine and process sand year-round at several of Unimin’s surface mines results in a seasonal build-up of inventory as Unimin excavates excess sand to build a stockpile that will feed Unimin’s drying facilities during the winter months. Additionally, in the second and third quarters, Unimin sells more sand to its customers in its Industrial segment’s end markets due to the seasonal rise in demand driven by more favorable weather conditions.

Inflation

Unimin conducts the majority of its business operations in the United States, Canada and Mexico. During the three months ended March 31, 2018, certain inflationary pressures in Mexico impacted costs during the period relative to the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

Unimin has no undisclosed off-balance sheet arrangements that have or are likely to have a current or future material effect on its financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of March 31, 2018, we have contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, terminal operating costs, and other long-term liabilities. Substantially all of the operating lease obligations are for railcars.

In the three months ended March 31, 2018, there have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Registration Statement on Form S-4.

Environmental Matters

Unimin is subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources. Unimin has made, and expects to make in the future, expenditures to comply with such laws and regulations but cannot predict the full amount of such future expenditures. Unimin may also incur fines and penalties from time to time associated with noncompliance with such laws and regulations.

As of March 31, 2018 and December 31, 2017, Unimin had $13.4 million and $12.9 million accrued for future reclamation costs, respectively. There were no other significant charges with respect to environmental liabilities or future reclamation costs.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies and estimates, are disclosed in Unimin’s Registration Statement on Form S-4.

Recently Issued Accounting Pronouncements

Refer to note 2 – Recent Accounting Pronouncements – of the notes to Unimin’s unaudited condensed consolidated financial statements included in this Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Unimin has not historically been subject to significant interest rate risk. Unimin believes that the effect, if any, of reasonably possible near term changes in interest rates on its financial position, results of operations and cash flows would not be material. Unimin does not currently hedge its interest rate exposure.

Following the Merger, the term loan and revolving credit facility will incur interest based on interest rates and accordingly could be subject to material interest rate risk.

Credit Risk

Credit risk is defined as the risk that a third party will not fulfill its contractual obligations and, therefore, generate losses for Unimin. Unimin is subject to risks of loss resulting from nonpayment or nonperformance by its customers. For the three months ended March 31, 2018, Halliburton Energy Services, Unimin’s top customer, accounted for approximately 12% of Unimin’s sales. Approximately 11% of Unimin’s accounts receivable balance at March 31, 2018 was outstanding from this customer. Unimin examines the creditworthiness of third-party customers to whom it extends credit and manages its exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, Unimin may request letters of credit, prepayments or guarantees, although collateral is generally not required. Credit risk is also mitigated by contracting with multiple counterparties and limiting exposure to individual counterparties to clearly defined limits based upon the risk of counterparty default.

Despite examining its customers’ credit worthiness, Unimin may still experience delays or failures in customer payments. Some of Unimin’s customers have reported experiencing financial difficulties. With respect to customers that may file for bankruptcy protection, Unimin may not be able to collect sums owed to it by these customers and also may be required to refund pre-petition amounts paid to Unimin during the preference period (typically 90 days) prior to the bankruptcy filing.

Foreign Currency Risk

Unimin is subject to market risk related to foreign currency exchange rate fluctuations. Revenues from international operations represented 14% and 18% of Unimin’s revenue in the three months ended March 31, 2018 and 2017, respectively. A portion of Unimin’s business is transacted in currencies other than the functional currency, including the Canadian dollar and the Mexican peso. Unimin’s foreign currency exchange risk is somewhat mitigated by Unimin’s ability to offset a portion of these non-U.S. dollar-denominated revenues with operating expenses that are paid in the same currencies. To date, foreign currency fluctuations have not had a material impact on Unimin’s income (loss) from operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended). Based on such evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting for the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Unimin and/or its predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits alleging damages caused by silica exposure, mostly brought by or on behalf of current or former employees of their customers. As of March 31, 2018, there were 134 active silica-related products liability claims pending in which Unimin is a defendant. Many of the claims pending against Unimin arise out of the alleged use of its silica products in foundries or as an abrasive blast media and have been filed in the states of Ohio and Mississippi, although cases have been brought in many other jurisdictions over the years. In accordance with Unimin’s insurance obligations, these claims are being defended by Unimin’s subsidiaries’ insurance carriers, subject to Unimin’s payment of a percentage of the defense costs. Based on information currently available, management cannot reasonably estimate a loss at this time. Although the outcomes of these claims cannot be predicted with certainty, in Unimin’s view, none of these cases, individually or in the aggregate are probable to have a material adverse effect on Unimin’s business, financial condition and results of operations.

ITEM 1A.	RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our Registration Statement on Form S-4. There have been no material changes to the risk factors previously reported.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Our safety program establishes a system for promoting a safety culture that encourages incident prevention and continually strives to improve our safety and health performance. Our safety program includes as its domain all established safety and health specific programs and initiatives for the Company’s compliance with all local, state and federal legislation, standards, and regulations as they apply to a safe and healthy employee, stakeholder and work environment.

Our safety program has the ultimate goal of the identification, elimination or control of all risks to personnel, stakeholders, and facilities, that can be controlled and directly managed, and those it does not control or directly manage, but can expect to have an influence upon.

The operation of our U.S. based mines is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years.

Unimin is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95.1 and is incorporated by reference into this Report.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibits to this Report are listed in the Exhibit Index.

UNIMIN CORPORATION

EXHIBIT INDEX

The following Exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934. All Exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit No.	Description

31.1(x)	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer.

31.2(x)	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Principal Financial Officer.

32.1(x)	Statement Required by 18 U.S.C. Section 1350 by the Principal Executive Officer.

32.2(x)	Statement Required by 18 U.S.C. Section 1350 by the Principal Financial Officer.

95.1(x)	Mine Safety Disclosure Exhibit

101.INS(x)	XBRL Instance Document

101.SCH(x)	XBRL Taxonomy Extension Schema Document

101.CAL(x)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(x)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(x)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(x)	XBRL Taxonomy Extension Presentation Linkbase Document

(x)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Unimin Corporation (Registrant)

By:	/s/ Andrew D. Eich
Andrew D. Eich
Senior Vice President and Chief Commercial Officer
(Principal Financial Officer)

Date: May 24, 2018