Form 10-Q
period 2018-06-30
Covia Holdings Corp
filed 2018-08-14
CIK 1722287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-38510

COVIA HOLDINGS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-2656671
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3 Summit Park Drive, Suite 700

Independence, Ohio 44131

(Address of Principal Executive Offices) (Zip Code)

(800) 255-7263

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of Common Stock outstanding, par value $0.01 per share, as of August 10, 2018:  131,148,008

Covia Holdings Corporation and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2018

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues	$508,418	$324,079	$878,239	$611,391
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	355,311	231,145	615,630	449,416

Operating expenses
Selling, general and administrative expenses	31,377	21,220	56,601	42,045
Depreciation, depletion and amortization expense	36,744	23,896	63,875	47,558
Other operating expense, net	12,944	813	12,944	1,836
Operating income from continuing operations	72,042	47,005	129,189	70,536

Interest expense, net	9,497	5,250	14,688	10,605
Other non-operating expense, net	38,923	-	44,223	-
Income from continuing operations before provision for income taxes	23,622	41,755	70,278	59,931

Provision for income taxes	6,454	11,566	16,324	16,370
Net income from continuing operations	17,168	30,189	53,954	43,561
Less: Net income from continuing operations attributable to the non-controlling interest	106	-	106	-
Net income from continuing operations attributable to Covia Holdings Corporation	17,062	30,189	53,848	43,561

Income from discontinued operations, net of tax	3,830	6,612	12,587	10,080

Net income attributable to Covia Holdings Corporation	$20,892	$36,801	$66,435	$53,641

Continuing operations earnings per share
Basic	$0.14	$0.25	$0.44	$0.36
Diluted	0.14	0.25	0.44	0.36

Earnings per share
Basic	0.17	0.31	0.55	0.45
Diluted	$0.17	$0.31	$0.54	$0.45

Weighted average number of shares outstanding
Basic	123,460	119,645	121,552	119,645
Diluted	124,166	119,645	122,258	119,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income from continuing operations	$17,168	$30,189	$53,954	$43,561
Income from discontinued operations, net of tax	3,830	6,612	12,587	10,080
Net income before other comprehensive income	20,998	36,801	66,541	53,641
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	(8,509)	4,144	334	14,298
Employee benefit obligations	6,757	1,494	8,321	2,988
Total other comprehensive income (loss), before tax	(1,752)	5,638	8,655	17,286
Provision for income taxes related to items of other comprehensive income	1,673	448	2,143	896
Comprehensive income, net of tax	17,573	41,991	73,053	70,031
Comprehensive income attributable to the non-controlling interest	106	-	106	-
Comprehensive income attributable to Covia Holdings Corporation	$17,467	$41,991	$72,947	$70,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$136,370	$308,059
Accounts receivable, net of allowance for doubtful accounts of $5,141 and $3,682
at June 30, 2018 and December 31, 2017, respectively	418,301	219,719
Inventories, net	183,164	79,959
Other receivables	34,780	27,963
Prepaid expenses and other current assets	20,871	16,322
Current assets of discontinued operations	-	66,906
Total current assets	793,486	718,928

Property, plant and equipment, net	2,653,792	1,136,104
Deferred tax assets, net	7,497	7,441
Goodwill	472,347	53,512
Intangibles, net	170,015	25,596
Other non-current assets	23,504	2,416
Non-current assets of discontinued operations	-	96,101
Total assets	$4,120,641	$2,040,098

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$19,920	$50,045
Accounts payable	185,753	101,983
Accrued expenses	121,403	88,208
Current liabilities of discontinued operations	-	10,027
Total current liabilities	327,076	250,263

Long-term debt	1,615,666	366,967
Employee benefit obligations	99,490	97,798
Deferred tax liabilities, net	230,416	62,614
Other long-term liabilities	84,802	29,057
Non-current liabilities of discontinued operations	-	8,084
Total liabilities	2,357,450	814,783

Commitments and contingent liabilities (Note 16)
Equity
Preferred stock: $0.01 par value, 15,000 authorized shares at June 30, 2018
Shares outstanding: 0 at June 30, 2018	-	-
Common stock: $0.01 par value, 750,000 and 178,000 authorized shares at June 30, 2018 and December 31, 2017, respectively
Shares issued: 158,195 at June 30, 2018 and December 31, 2017
Shares outstanding: 131,120 and 119,645 at June 30, 2018 and
December 31, 2017, respectively	1,777	1,777
Additional paid-in capital	383,771	43,941
Retained earnings	1,984,892	1,918,457
Accumulated other comprehensive loss	(121,716)	(128,228)
Total equity attributable to Covia Holdings Corporation before treasury stock	2,248,724	1,835,947
Less: Treasury stock at cost
Shares in treasury: 27,075 and 38,550 at June 30, 2018
and December 31, 2017, respectively	(486,092)	(610,632)
Total equity attributable to Covia Holdings Corporation	1,762,632	1,225,315
Non-controlling interest	559	-
Total equity	1,763,191	1,225,315
Total liabilities and equity	$4,120,641	$2,040,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity attributable to Covia Holdings Corporation
			Additional		Accumulated Other				Non-
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock Shares	Capital	Earnings	Loss	Stock	Stock Shares	Subtotal	Interest	Total
	(in thousands)
Balances at December 31, 2016	$1,777	119,645	$43,941	$1,753,831	$(118,499)	$(610,632)	38,550	$1,070,418	$-	$1,070,418
Net income	-	-	-	53,641	-	-	-	53,641	-	53,641
Other comprehensive income	-	-	-	-	16,390	-	-	16,390	-	16,390
Balances at June 30, 2017	$1,777	119,645	$43,941	$1,807,472	$(102,109)	$(610,632)	38,550	$1,140,449	$-	$1,140,449

Balances at December 31, 2017	$1,777	119,645	$43,941	$1,918,457	$(128,228)	$(610,632)	38,550	$1,225,315	$-	$1,225,315
Net income	-	-	-	66,435	-	-	-	66,435	106	66,541
Other comprehensive income	-	-	-	-	6,512	-	-	6,512	-	6,512
Distribution of HPQ Co. to Sibelco	-	(15,097)	-	-	-	(162,109)	15,097	(162,109)	-	(162,109)
Cash Redemption	-	(18,528)	-	-	-	(520,377)	18,528	(520,377)	-	(520,377)
Consideration transferred for share-based awards	-	-	40,414	-	-	-	-	40,414	-	40,414
Issuance of Covia common stock to Fairmount Santrol Holdings Inc. stockholders	-	45,044	296,221	-	-	807,026	(45,044)	1,103,247	-	1,103,247
Re-issuance of treasury stock	-	56	-	-	-	-	(56)	-	-	-
Share-based awards exercised or distributed	-	-	2	-	-	-	-	2	-	2
Stock compensation expense	-	-	3,193	-	-	-	-	3,193	-	3,193
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	453	453
Balances at June 30, 2018	$1,777	131,120	$383,771	$1,984,892	$(121,716)	$(486,092)	27,075	$1,762,632	$559	$1,763,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net income attributable to Covia Holdings Corporation	$66,435	$53,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	68,396	52,779
Prepayment penalties on Senior Notes	2,213	-
Gain on disposal of fixed assets	(81)	(107)
Change in fair value of interest rate swaps	(1,581)	-
Deferred income taxes and taxes payable	1,564	564
Stock compensation expense	3,193	-
Write-down of assets under construction	12,300	-
Net income from non-controlling interest	106	-
Other, net	4,653	(239)
Change in operating assets and liabilities, net of business combination effect:
Accounts receivable	(44,469)	(32,737)
Inventories	1,210	(491)
Prepaid expenses and other assets	(146)	5,874
Accounts payable	3,362	6,477
Accrued expenses	(31,572)	194
Net cash provided by operating activities	85,583	85,955

Cash flows from investing activities
Proceeds from sale of fixed assets	222	413
Capital expenditures	(115,709)	(29,230)
Cash of HPQ Co. distributed	(31,000)	-
Payments to Fairmount Santrol Holdings Inc. shareholders, net of cash acquired	(64,697)	-
Other investing activities	-	33
Net cash used in investing activities	(211,184)	(28,784)

Cash flows from financing activities
Proceeds from borrowings on Term Loan	1,650,000	49,815
Prepayment on Unimin Term Loans	(314,642)	(205)
Prepayment on Senior Notes	(100,000)	-
Prepayment on Fairmount Santrol Holdings Inc. term loan	(695,625)	-
Fees for Term Loan and Senior Notes prepayment	(36,733)	-
Payments on capital leases and other long-term debt	(25,380)	-
Fees for Revolver	(4,500)	-
Cash Redemption payment	(520,377)	-
Proceeds from share-based awards exercised or distributed	2	-
Tax payments for withholdings on share-based awards exercised or distributed	(1)	-
Dividends paid	-	(50,000)
Net cash used in financing activities	(47,256)	(390)

Effect of foreign currency exchange rate changes	1,168	2,735
Increase (decrease) in cash and cash equivalents	(171,689)	59,516

Cash and cash equivalents:
Beginning of period	308,059	183,361
End of period	$136,370	$242,877

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$(8,848)	$(7,611)
Income taxes paid	(8,168)	(10,799)
Non-cash investing activities:
Decrease in accounts payable for additions to property, plant, and equipment	$(6,249)	$(3,167)

The accompanying notes are an integral part of these condensed consolidated financial statements

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

1.	Business and Summary of Significant Accounting Policies

Nature of Operations

Covia Holdings Corporation and its consolidated subsidiaries (collectively, the “Company” or “Covia”) is a leading provider of minerals and material solutions for the Industrial and Energy markets.  The Company provides diversified mineral solutions to the glass, ceramics, coatings, polymers, construction, water filtration, sports and recreation markets.  The Company offers its Energy customers a selection of proppant solutions, additives, and coated products to enhance well productivity and to address both surface and down-hole challenges in all well environments.  Covia offers a broad array of high-quality products, including high-purity silica sand, nepheline syenite, feldspar, clay, kaolin, lime, resin systems and coated materials, delivered through its comprehensive distribution network.

Merger of Unimin Corporation and Fairmount Santrol Holdings Inc.

On June 1, 2018 (the “Merger Date”), Unimin Corporation (“Unimin”) completed its previously announced merger transaction (the “Merger”) with Fairmount Santrol Holdings Inc. (“Fairmount Santrol”).  Upon closing of the Merger, Fairmount Santrol was merged into a wholly owned subsidiary of Unimin and ceased to exist as a separate corporate entity.  The combined entities began operating as Covia.  Fairmount Santrol common stock was delisted from the New York Stock Exchange (“NYSE”) prior to the market opening on June 1, 2018 and Covia commenced trading under the ticker symbol “CVIA” as of that date.  Fairmount Santrol stockholders in the aggregate (including holders of certain Fairmount Santrol equity awards) received $170,000 in cash consideration and approximately 35% of the common stock of Covia.  Approximately 65% of Covia common stock is owned by SCR-Sibelco NV (“Sibelco”), previously the parent company of Unimin.  See Note 2 for further discussion of the Merger.

In connection with the Merger, the Company completed a debt refinancing transaction by entering into a $1,650,000 term loan and a $200,000 revolving credit facility.  The proceeds of the term loan were used to repay the indebtedness of Unimin and Fairmount Santrol and to fund the cash consideration and expenses related to the Merger.  See Note 7 for further discussion of the refinancing transaction and terms of such indebtedness.

As a condition to the Merger, Unimin contributed assets of its Electronics segment to Sibelco North America, Inc. (“HPQ Co.”), a newly-formed wholly owned subsidiary of Unimin, in exchange for all of the stock of HPQ Co. and the assumption by HPQ Co. of certain liabilities.  Unimin distributed 100% of the stock of HPQ Co. to Sibelco in exchange for 170 shares (or 15,097 shares subsequent to the stock split) of Unimin common stock held by Sibelco.  See Note 3 for a discussion of HPQ Co. which is presented as discontinued operations in these condensed consolidated financial statements.

Costs and expenses incurred related to the Merger are recorded in Other non-operating expense, net in the accompanying Condensed Consolidated Statements of Income and include legal, accounting, valuation services, financial advisory services, severance, integration costs and other costs totaling $38,923 and $44,223 for the three and six months ended June 30, 2018, respectively.  As of June 30, 2018, accrued Merger related costs and expenses of $7,254 are included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets.  The Company did not incur Merger-related expenses in the three and six months ended June 30, 2017.

Unimin was determined to be the acquirer for accounting purposes, and the historical financial statements and the historical amounts included in the notes to those financial statements relate to Unimin.  The Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 include the results of Fairmount Santrol from the Merger Date.  The Condensed Consolidated Balance Sheet at June 30, 2018 reflects Covia; however, the Condensed Consolidated Balance Sheet at December 31, 2017 reflects Unimin only.  The presentation of information for periods prior to the Merger Date are not fully comparable to the presentation of information for periods presented after the Merger Date because the results of operations for Fairmount Santrol are not included in such information prior to the Merger Date.

Reclassifications

Certain reclassifications of prior year presentations have been made to conform to the current period presentation.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) and disclosures necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows of the reported interim periods.  The Condensed Consolidated Balance Sheets as of December 31, 2017 were derived from audited financial statements, but do not include all disclosures required by GAAP.  Interim results are not necessarily indicative of the results to be expected for the full year or any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto as and for each of the three years in the period ended December 31, 2017, which are included in Unimin’s Registration Statement on Form S-4 (file No. 333-224228), and information included elsewhere in this Quarterly Report on Form 10-Q.

On June 1, 2018, the Company effected an 89:1 stock split with respect to its shares of common stock. Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented.  Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the stock split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The more significant areas requiring the use of management estimates and assumptions relate to: business combination purchase price allocation, and the useful life of definite-lived intangible assets; asset retirement obligations; estimates of allowance for doubtful accounts; estimates of fair value for reporting units and asset impairments (including impairments of goodwill and other long-lived assets); adjustments of inventories to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; and reserves for contingencies and litigation.  The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the use of valuation experts.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of liquid investments with original maturities of three months or less.  The Company’s cash and cash equivalents are held on deposit and are available to the Company on demand without restriction, prior notice, or penalty.

Revenue Recognition

The Company derives its revenues by mining, manufacturing, and processing minerals that its customers purchase for various uses.  Revenues are measured by the amount of consideration the Company expects to receive in exchange for transferring its product.  The consideration the Company expects to receive is based on the volumes and price of the product per ton as defined in the underlying contract.  The price per ton is based on the market value for similar products plus costs associated with transportation and transloading, as applicable.  Depending on the contract, this may also be net of discounts and rebates.  The transaction price is not adjusted for the effects of a significant financing component, as the time period between transfer of control of the goods and expected payment is one year or less.  Sales, value-added, and other similar taxes collected are excluded from revenue.

On January 1, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606).  The adoption did not require a cumulative adjustment to opening retained earnings and did not have a material impact on revenues for

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

the six months ended June 30, 2018.  Revenues are recognized as each performance obligation within the contract is satisfied; this occurs with the transfer of control of the Company’s product in accordance with delivery methods as defined in the underlying contract.  Transfer of control to customers generally occurs when products leave the Company’s facilities or at other predetermined control transfer points.  The Company has elected to continue to account for shipping and handling activities that occur after control of the related good transfers, as a cost of fulfillment instead of a separate performance obligation.  Transportation costs to move product from the Company’s production facilities to its distribution terminals are borne by the Company and capitalized into inventory.  These costs are included in cost of goods sold as the products are sold.  The Company’s contracts may include one or multiple distinct performance obligations.  Revenues are assigned to each performance obligation based on its relative standalone selling price, which is generally the contractually-stated price.

The Company disaggregates revenues by major source consistent with its segment reporting.  See Note 18 for further detail.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect and do not bear interest.

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

Concentration of Credit Risk

At June 30, 2018 and December 31, 2017, the Company had one customer whose accounts receivable balance exceeded 10% of total accounts receivable.  Approximately 15% and 13% of the accounts receivable balance at June 30, 2018 and December 31, 2017, respectively, was from this customer.

Asset Retirement Obligation

The Company estimates the future cost of dismantling, restoring, and reclaiming operating excavation sites and related facilities in accordance with federal, state, and local regulatory requirements.  The Company records the initial estimated present value of these costs as an asset retirement obligation and increases the carrying amount of the related asset by a corresponding amount.  The related asset is classified as long-lived assets and amortized over their useful life.  The Company adjusts the related asset and liability for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.  Cost estimates are escalated for inflation, then discounted at the credit adjusted risk free rate.  If the asset retirement obligation is settled for more or less than the carrying amount of the liability, a loss or gain will be recognized in the period the obligation is settled.  As of June 30, 2018 and December 31, 2017, the Company had asset retirement obligations of $17,001 and $12,472, respectively.  The Company recognized accretion expense of $513 and $191 in the three months ended June 30, 2018 and 2017, respectively, and $1,019 and $376 in the six months ended June 30, 2018 and 2017, respectively.  These amounts are included in included in Other operating expense, net in the Condensed Consolidated Statements of Income.  Other than those assumed in the Merger, there were no other changes in the liability during these interim periods.  However, the Company is still evaluating the fair value of the asset retirement obligation acquired in the Merger.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 – Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605 – Revenue Recognition and clarifies the principles for recognizing revenue and creates common revenue recognition guidance between GAAP and International Financial Reporting

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Standards.  Revenues are recognized when customers obtain control of promised goods or services and at an amount that reflects the consideration expected to be received in exchange for such goods or services.  In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers.

On January 1, 2018, the Company adopted ASU 2014-09 for all contracts which were not completed as of January 1, 2018 using the modified retrospective transition method.  The adoption did not require a cumulative adjustment to opening retained earnings and did not have a material impact on revenues for the six months ended June 30, 2018.

In March 2016, the FASB issued ASU No. 2016-09 – Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplifies the accounting treatment for excess tax benefits and deficiencies, forfeitures, and cash flow considerations related to share-based payment transactions.  ASU 2016-09 requires all tax effects of share-based payments to be recorded through the income statement, windfall tax benefits to be recorded when the benefit arises, and all share-based payment tax-related cash flows to be reported as operating activities in the statement of cash flows. Regarding withholding requirements, the ASU allows entities to withhold an amount up to the employees’ maximum individual tax rates without classifying the award as a liability.  ASU 2016-09 also permits entities to make an accounting policy election for the impact of forfeitures on expense recognition, either recognized when forfeitures are estimated or when forfeitures occur.  On January 1, 2018, the Company adopted ASU 2016-09, and elected to recognize forfeiture expense when forfeitures occur.  The adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.

In October 2016, the FASB issued ASU No. 2016-16 – Income Taxes (Topic 740) – Intra-Entity Transfers of Assets other than Inventory (“ASU 2016-16”).  ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs.  ASU 2016-16 also eliminates the exception for an intra-entity transfer of an asset other than inventory.  On January 1, 2018, the Company adopted ASU 2016-16 using the modified retrospective transition method.  However, the adoption did not require a cumulative adjustment to opening retained earnings and did not have a material impact on the consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

In March 2017, the FASB issued ASU No. 2017-07 – Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  ASU 2017-07 requires that an employer report the service cost component in the same line item in the income statement as other compensation costs arising from services rendered by the pertinent employees during the period as well as appropriately described relevant line items.  ASU 2017-07 also disallows capitalization of the other components of net periodic benefit costs and requires those costs to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations.  ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted.  Companies are required to retrospectively apply the requirement for a separate presentation in the income statement of service costs and other components of net benefit cost and prospectively adopt the requirement to limit the capitalization of benefit costs to the service component.  Application of a practical expedient is allowed permitting an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  The Company adopted ASU 2017-07 as of January 1, 2018 and utilized the practical expedient to estimate the impact on the prior comparative period information presented in the interim and annual financial statements.  Previously, the Company capitalized all net periodic benefit costs incurred for plant personnel in inventory and recorded the majority of net periodic benefit costs incurred by corporate personnel and retirees into selling, general, and administrative expenses.  After the adoption, the Company records all components of net periodic benefit costs, aside from service costs, as a component of Interest expense, net in the Condensed Consolidated Statements of Income.  The following is a reconciliation of the effect of the reclassification of the net benefit cost in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	$232,236	$(1,091)	$231,145	$451,587	$(2,171)	$449,416
Selling, general and administrative expenses	21,825	(605)	21,220	43,250	(1,205)	42,045
Interest expense, net	$3,554	$1,696	$5,250	$7,229	$3,376	$10,605

In February 2018, the FASB issued ASU No. 2018-02 – Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”).  The FASB is providing ongoing guidance on certain accounting and tax effects of the legislation in the  U.S. Tax Cuts and Jobs Act (the “Tax Act”), which was enacted in December 2017.  Specifically, ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from this legislation.  ASU 2018-02 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted.  The Company has elected to early adopt this ASU.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 – Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expense on their income statements over the lease term.  The ASU also requires disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases.  The ASU is effective for fiscal years and related interim periods beginning after December 15, 2018, with early adoption permitted, and mandates a modified retrospective transition method.  The Company believes the adoption of this ASU will likely have a material impact on its consolidated balance sheets for the recognition of certain operating leases as right-of-use assets and lease liabilities and is in the process of analyzing its lease portfolio and evaluating systems to comply with adoption.

In August 2017, the FASB issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  The ASU expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.  Subject matters addressed include risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectiveness, and effectiveness testing.  The

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted.  All transition requirements and elections should be applied to existing hedging relationships as of the date of adoption and reflected as of the beginning of the fiscal year of adoption.  The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures and expects to adopt this ASU in the third quarter of 2018.

In March 2018, the FASB issued ASU No. 2018-05 – Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”).  This ASU provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the Tax Act, which allowed companies to reflect provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but for which a reasonable estimate could be determined.  During the six months ended June 30, 2018, the Company has not recognized any material changes to the provisional amounts recorded in the 2017 Consolidated Financial Statements included in the Company’s registration statement on Form S-4, in connection with the Tax Act.  The accounting for the tax effect of the Tax Act will be finalized in the second half of 2018 as the Company completes its federal and state tax returns and incorporates any additional guidance that may be issued by the U.S. tax authorities.

In June 2018, the FASB issued ASU No. 2018-07 – Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”).  The ASU expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  Additionally, ASU 2018-07 specifies that ASC 718 applies to all share-based payments in which a grantor acquires goods or services to be used or consumed in the grantor’s own operations by issuing share-based payment awards.  Further, the ASU clarifies that ASC 718 does not apply to share-based payments used to provide financing to the issuer or awards granted in conjunction with a contract accounted for under ASC 606.  ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 and interim periods within that fiscal year, with early adoption permitted.  The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

In June 2018, the FASB issued ASU No. 2018-09 – Codification Improvements which affects a wide variety of Topics including amendments to various Topics.  The transition and effective date of the guidance is based on the facts and circumstances of each amendment.  The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

2.	Merger and Preliminary Purchase Price Accounting

As previously noted, on June 1, 2018, Fairmount Santrol was merged into a subsidiary of Unimin, after which Fairmount Santrol ceased to exist as a separate corporate entity.  Refer to Note 1 for additional information related to the Merger.

The Merger Date fair value of consideration transferred was $1,313,660, which consisted of share-based awards, cash, and Covia common stock.

Consideration transferred to Fairmount Santrol included cash of $170,000.

The cash consideration for the Merger was funded through borrowings on a senior-secured term loan, as well as cash on Unimin’s balance sheet.  See Note 7 for further detail.

Fairmount Santrol operating results are included in the consolidated financial statements since the Merger Date.  The Merger qualifies as a business combination and is accounted for using the acquisition method of accounting.

The preliminary estimates of fair values of the assets acquired and liabilities assumed was based on information available as of the Merger Date. The Company is continuing to evaluate the underlying inputs and assumptions used in its valuations.  Accordingly, these preliminary estimates are subject to change during the measurement period,

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

which is up to one year from the Merger Date.  The following table summarizes the preliminary purchase price accounting of the acquired assets and liabilities as of June 1, 2018.

Cash and cash equivalents	$105,303
Inventories, net	107,393
Accounts receivable	159,373
Property, plant, and equipment, net	1,485,785
Intangible assets, net	148,830
Prepaid expenses and other assets	9,563
Other non-current assets	19,836
Total identifiable assets acquired	2,036,083
Debt	738,661
Other current liabilities	162,885
Deferred tax liability	163,730
Other long-term liabilities	75,529
Total liabilities assumed	1,140,805
Net identifiable assets acquired	895,278
Non-controlling interest	453
Goodwill	418,835
Total consideration transferred	$1,313,660

The fair values were based on management’s analysis, including preliminary work performed by third-party valuation specialists.  A number of significant assumptions and estimates were involved in the application of valuation methods, including sales volumes and prices, royalty rates, production costs, tax rates, capital spending, discount rates, and working capital changes.  Cash flow forecasts were generally based on Fairmount Santrol’s pre-Merger forecasts.  Valuation methodologies used for the identifiable net assets acquired make use of Level 1, Level 2, and Level 3 inputs including quoted prices in active markets and discounted cash flows using current interest rates.

Accounts receivable and other current and non-current assets and liabilities were valued at the existing carrying values as they represented the estimated fair value of those items at the Merger Date based on management’s judgement and estimates.

Raw material inventory was valued using the cost approach.  The fair value of Work-in-Process inventory and Finished goods inventory is a function of the estimated selling price less the sum of any cost to complete, costs of disposal, holding costs and a reasonable profit allowance.

The fair value of non-depletable land was determined using the market approach which arrives at an indication of value by comparing the land being valued to land recently acquired in arm’s-length transactions for similar uses.  Building and site improvements were valued using the cost approach in which the value is established based on the cost of reproducing or replacing the asset, less depreciation from physical deterioration, functional obsolescence and economic obsolescence, if applicable.  Personal property assets with an active and identifiable secondary market, such as mobile equipment were valued using the market approach.  Other personal property assets such as machinery and equipment, furniture and fixtures, leasehold improvements, laboratory equipment and computer software, were valued using the cost approach which is based on replacement or reproduction costs of the assets less depreciation from physical deterioration, functional obsolescence and economic obsolescence if applicable. The fair value of the mineral reserves, which is included in Property, plant, and equipment, net, were valued using the income approach which is predicated upon the value of the future cash flows that an asset will generate over its economic life.

The fair value of the trade names and technology intangible assets was determined using the Relief from Royalty Method which is an income approach and is based on a search of comparable third party licensing agreements and

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

discussion with management regarding the significance of the trade names and technology and the profitability of the associated revenue streams.  The fair value of the customer relationship intangible assets was determined using the With and Without Method which is an income approach and considers the time needed to rebuild the customer base.  The fair value of the railcar leasehold interest was determined using the DCF Method which is an income approach.

The fair value of the acquired intangible assets and the related estimated useful lives at the Merger Date were the following:

	Approximate	Estimated
	Fair Value	Useful Life
Customer relationships	$73,000	5-7 years
Railcar leasehold interests	42,500	1-15 years
Trade names	17,000	1-2 years
Technology	16,000	15-20 years
Other	330	95 years
Total approximate fair value	$148,830

Goodwill is calculated as the excess of the purchase price over the fair value of net identifiable assets acquired.   Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  The goodwill recognized is attributable primarily to the earnings potential of Fairmount Santrol’s product and plant portfolio, anticipated synergies, the assembled workforce of Fairmount Santrol, and other benefits that the Company believes will result from the Merger.  The $418,835 of goodwill is preliminary and is currently unable to be assigned to the Energy and Industrial segments as the Company is in the process of determining the allocation between segments.  None of the goodwill is expected to be deductible for income tax purposes.

The fair value of the debt approximated the carrying value of the debt at June 1, 2018.

The Company assumed the outstanding stock-based equity awards (the “Award(s)”) of Fairmount Santrol at the Merger Date.  Each outstanding Award of Fairmount Santrol was converted to a Covia award with similar terms and conditions at the exchange ratio of 5:1.  The Company recorded $40,414 of Merger consideration for the value of Awards earned prior to the Merger Date.  The remaining value will result in post-Merger compensation expense of $10,416, which will be recognized over the remaining vesting period of the Awards.  In addition, at June 1, 2018, the Company recorded $2,400 of expense for Awards whose vesting was accelerated upon a change in control and certain other terms pursuant to the Merger agreement and therefore considered a Merger related expense and recorded in Other non-operating expense, net in the accompanying Condensed Consolidated Statements of Income.  Refer to Note 12 for additional information.

The operating results of Fairmount Santrol have been included in the condensed consolidated financial statements from the Merger Date through June 30, 2018.  The Company’s results include Fairmount Santrol revenues and net loss, which includes the impact of purchase accounting, as follows:

One Month Ended June 30, 2018
Operating results of Fairmount Santrol
Revenues	$96,141
Net loss	$(3,513)

Pro Forma Condensed Combined Financial Information (Unaudited)

The following unaudited pro forma condensed combined financial information presents the Company’s combined results as if the Merger had occurred on January 1, 2017.  The unaudited pro forma financial information was prepared to give effect to events that are (i) directly attributable to the Merger; (ii) factually supportable; and (iii) expected to have a continuing impact on the Company’s results.  All material intercompany transactions during the

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

periods presented have been eliminated.  These pro forma results include adjustments for interest expense that would have been incurred to finance the transaction and reflect purchase accounting adjustments for addition depreciation, depletion and amortization on acquired property, plant and equipment and intangible assets.  The pro forma results exclude Merger related transaction costs and expenses that were incurred in conjunction with the transaction in the three and six months ended June 30, 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$712,412	$557,305	$1,355,571	$1,017,200
Net income	61,562	33,258	113,830	17,778
Earnings per share – basic	$0.50	$0.28	$0.94	$0.15
Earnings per share – diluted	0.50	0.28	0.93	0.15

The unaudited pro-forma condensed combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations or financial position that would have been reported had the Merger been completed as of the date and for the period presented, and should not be taken as representative of the Company’s consolidated results of operations or financial condition following the Merger.  In addition, the unaudited pro-forma condensed combined financial information is not intended to project the future financial position or results of operations of Covia.

3.	Discontinued Operations – Disposition of Unimin’s Electronics Segment

On May 31, 2018, prior to, and as a condition to the closing of the Merger, Unimin transferred assets and liabilities of its global high purity quartz business, also known as Unimin’s Electronics segment (“HPQ Co.”), to Sibelco in exchange for 170 shares (or 15,097 shares subsequent to the stock split) of Unimin common stock held by Sibelco.

The transaction was between entities under common control and therefore the Unimin common stock received from Sibelco was recorded at the carrying value of the net assets transferred at May 31, 2018, in the amount of $162,109, in Treasury stock within Equity.  The transfer of HPQ Co. to Sibelco was a tax-free transaction.

The disposition of HPQ Co.’s business qualified as discontinued operations, as it represented a significant strategic shift of the Company’s operations and financial results.  In addition, the Electronics segment’s operations and cash flows could be distinguished, operationally and for financial reporting purposes, from the rest of the Company.  The disposal of HPQ Co.’s business was a condition of the Merger agreement.

The historical balance sheet and statements of operations of HPQ Co.’s business have been presented as discontinued operations in the condensed consolidated financial statements for periods prior to the Merger.  Discontinued operations include the results of HPQ Co.’s business, except for certain allocated corporate overhead costs and certain costs associated with transition services provided by the Company to HPQ Co.’s business.  These previously allocated costs remain part of continuing operations.

The carrying amounts of the major classes of assets and liabilities of the Company’s discontinued operations as of December 31, 2017 were as follows:

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

December 31, 2017
Accounts receivable, net	$23,065
Inventories, net	24,856
Other receivables	17,995
Prepaid expenses and other current assets	990
Current assets of discontinued operations	66,906
Property, plant, and equipment, net	94,536
Intangibles, net	1,565
Total assets of discontinued operations	$163,007

Accounts payable	$4,510
Accrued expenses and other current liabilities	5,517
Current liabilities of discontinued operations	10,027
Deferred tax liabilities, net	7,648
Other noncurrent liabilities	436
Total liabilities of discontinued operations	$18,111

Included in Other receivables is $17,296 for cash generated from July 1, 2017 through December 31, 2017 due from Covia to HPQ Co.  This amount is included in Accrued expenses on Covia’s Condensed Consolidated Balance Sheets at June 30, 2018.

The operating results of the Company’s discontinued operations up to the Merger Date are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Major line items constituting income from discontinued operations
Revenues	$29,017	$36,611	$74,015	$72,483
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	17,984	22,696	46,442	47,658
Selling, general and administrative expenses	4,762	3,500	8,762	7,000
Depreciation, depletion and amortization expense	1,794	2,827	4,072	5,716
Other operating income	(29)	(26)	(69)	(34)
Income from discontinued operations before provision for income taxes	4,506	7,614	14,808	12,143
Provision for income taxes	676	1,002	2,221	2,063
Income from discontinued operations, net of tax	$3,830	$6,612	$12,587	$10,080

The significant operating and investing cash and noncash items of the discontinued operations included in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017
Depreciation, depletion and amortization expense	$4,072	$5,716
Capital expenditures	$3,549	$50

4.	Stockholders’ Equity

Prior to the consummation of the Merger, Unimin redeemed 170 shares (or 15,097 shares subsequent to the stock split) of common stock from Sibelco in connection with the disposition of HPQ Co.  Additionally, Unimin redeemed 208 shares (or 18,528 shares subsequent to the stock split) of common stock from Sibelco in exchange for a payment of $520,377 to Sibelco (the “Cash Redemption”).  The Cash Redemption was financed with the proceeds of the $1,650,000 term loan (see Note 7) and cash on hand.  Unimin effected an 89:1 stock split of its common stock and

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

amended and restated its certificate of incorporation.  This increased its authorized capital stock to 750,000 shares of common stock and 15,000 shares of preferred stock and decreased its par value per share from $1.00 to $0.01.

As a result of the Merger, Fairmount Santrol shareholders received 45,044 shares of Covia common stock, which were issued out of Covia treasury stock.

5.	Inventories, net

At June 30, 2018 and December 31, 2017, inventories consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$22,723	$16,393
Work-in-process	17,470	1,738
Finished goods	106,267	35,905
Spare parts	36,704	25,923
Inventories, net	$183,164	$79,959

As a result of the Merger, the Company recorded approximately $37,796 of fair value adjustments in inventory, which included approximately $7,593 of spare parts.  Approximately $19,194 was recorded in cost of goods sold, based on inventory turnover, during the month of June 2018.

6.	Property, Plant, and Equipment, net

At June 30, 2018 and December 31, 2017, property, plant, and equipment consisted of the following:

	June 30, 2018	December 31, 2017
Land and improvements	$228,029	$151,374
Mineral rights properties	1,166,413	266,627
Machinery and equipment	1,378,409	1,045,811
Buildings and improvements	501,662	341,218
Railroad equipment	154,295	147,345
Furniture, fixtures, and other	3,598	3,657
Assets under construction	323,393	234,988
	3,755,799	2,191,020
Accumulated depletion and depreciation	(1,102,007)	(1,054,916)
Property, plant, and equipment, net	$2,653,792	$1,136,104

In June 2018, the Company wrote down $12,300 of assets under construction related to a facility expansion that was terminated.  The write-down reflects the cost of assets that could not be used or transferred to other facilities and is recorded in Other operating expense, net.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

7.	Long-Term Debt

At June 30, 2018 and December 31, 2017, long-term debt consisted of the following:

	June 30, 2018	December 31, 2017
Term Loan	$1,650,000	$-
Series D Notes	-	100,000
Unimin Term Loans	-	314,641
Industrial Revenue Bond	10,000	-
Capital leases, net	7,741	-
Other borrowings	1,990	2,371
Deferred financing costs, net	(34,145)	-
	1,635,586	417,012
Less: current portion	(19,920)	(50,045)
Long-term debt including leases	$1,615,666	$366,967

Term Loan

On the Merger Date, the Company entered into an agreement with Barclays Bank PLC, as administrative agent, for a $1,650,000 Senior Secured Term Loan (the “Term Loan”) to repay the outstanding debt of Fairmount Santrol and  Unimin and to pay the cash consideration and transaction costs related to the Merger.  The Term Loan was issued at par with a maturity date of June 1, 2025.  The Term Loan requires quarterly principal payments of $4,125 and quarterly interest payments beginning September 30, 2018 through March 31, 2025 with the balance payable at the maturity date.  Interest accrues at the rate of the three-month LIBOR plus 325 basis points to 400 basis points depending on Total Net Leverage, as hereinafter defined, with a LIBOR floor of 1.0% or the Base Rate.  Total Net Leverage is defined as total debt net of up to $150,000 of non-restricted cash, divided by EBITDA.  The Term Loan is secured by a first priority lien in substantially all assets of Covia.  The Company has the option to prepay the Term Loan without penalty.  Should the Company choose to refinance the Term Loan, it would be subject to a 1.00% premium if refinanced at a lower interest rate within six months of the Merger Date.  There are no financial covenants governing the Term Loan.

In addition, the Company is permitted to add one or more incremental term loan facilities and/or increase the commitments under a new five-year revolving credit facility (the “Revolver”), discussed below, in an aggregate principal amount up to the sum of $250,000, plus an amount of incremental facilities so that, after giving effect to any such incremental facility, on a pro-forma basis, the Total Net Leverage would not exceed 2.75:1.0 plus an amount equal to all voluntary prepayments of the Term Loan.  In addition to incremental term loan facilities and Revolver increases, this incremental credit capacity will be allowed to be utilized in the form of (a) senior unsecured notes or loans, subject to a pro-forma Total Net Leverage ratio of up to 3.75:1.0, (b) senior secured notes or loans that are secured by the collateral on a junior basis, subject to a pro forma Total Net Leverage of up to 3.25:1.0, or (c) senior secured notes that are secured by the collateral on a pari passu basis, subject to a pro forma Total Net Leverage of up to 2.75:1.0.

At June 30, 2018, the Term Loan had an interest rate of 6.1%.

Revolver

On June 1, 2018, the Company entered into the Revolver with Barclays Bank PLC as administrative agent, which replaced the existing Silfin credit facility (hereinafter defined).  The Revolver was subject to a 50 basis point financing fee paid at closing and has a borrowing capacity of up to $200,000.  The Revolver requires only quarterly interest payments at a rate derived from LIBOR plus 300 basis points to 375 basis points depending on the Total Net Leverage or from a Base Rate (selected at the option of the Company).  The Base Rate is the highest of (i) Barclays’s prime rate, (ii) the U.S. federal funds effective rate plus one half of 1.0%, and (iii) the LIBOR rate for a one month period plus 1.0%.  While interest is payable in quarterly installments, any outstanding principal balance is payable on June 1, 2023.  In addition to interest charged on the Revolver, the Company is also obligated to pay certain fees, quarterly in arrears, including letter of credit fees and unused facility fees.  The Revolver includes

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

financial covenants requiring a 4.5:1.0 maximum Total Net Leverage ratio decreasing to 4.0:1.0 at December 31, 2018 and is primarily secured by a first priority lien on substantially all the assets of Covia.  As of June 30, 2018, the Company was in compliance with all covenants in accordance with the Revolver.

At June 30, 2018, there was $200,000 of available unused capacity on the Revolver with $14,575 committed to outstanding letters of credit, leaving net availability at $185,425.  At June 30, 2018, the Revolver had an interest rate of 5.6%.  There were no borrowings under the Revolver at June 30, 2018.

Silfin Credit Facility

In July 2016, Unimin entered into a credit facility with Silfin NV (“Silfin”), a wholly-owned subsidiary of Sibelco, and had the ability to draw upon an overdraft facility up to $20,000.  Upon closing of the Merger, the Silfin credit facility was cancelled and replaced with the Revolver, as previously described.  At December 31, 2017, there were no borrowings outstanding under the Silfin credit facility.

Senior Notes

On December 16, 2009, Unimin issued $100,000 principal amount of 5.48% Senior Notes, Series D (the “Series D Notes”).  Interest on the Series D Notes was payable semiannually on June 16 and December 16 of each year.  The Series D Notes were scheduled to mature on December 16, 2019 unless prepaid earlier.  The note purchase agreement governing the Series D Notes contained an interest coverage ratio covenant of not less than 3.00:1.0 and a consolidated debt to consolidated EBITDA ratio covenant of not greater than 3.25:1.0.  Unimin had the option to prepay at any time all, or from time to time any part of, the Series D Notes, in an amount not less than $5,000 principal amount of Series D Notes, at 100% of the principal amount of Series D Notes being prepaid, plus the Make-Whole Amount.  The Make-Whole Amount was the excess of (i) the discounted value of all future principal and interest payments on the Series D Notes being prepaid, discounted from their scheduled payment dates to the date of prepayment in accordance with accepted financial practice at a discount rate of 0.50% over the yield-to-maturity of a U.S. Treasury security with a maturity equal to the remaining average life of the Series D Notes (based on the remaining scheduled payments on such Series D Notes) over (ii) the principal amount being prepaid (provided that the Make-Whole Amount may in no event be less than zero).  Upon closing of the Merger, the Series D Notes were repaid with the proceeds of the Term Loan.

As a result of the debt transactions on the Merger Date, the Company recognized a loss on debt modification of $1,147, which is included in Interest expense, net for the three and six months ended June 30, 2018.  The Series D Notes were subject to a prepayment penalty of $4,021, which the Company recognized $2,213 in Other non-operating expense, net for the three months ended June 30, 2018.  The remaining amount of $1,809 was capitalized as deferred financing fees.

Unimin Term Loans

At June 30, 2017, Unimin had two outstanding term loans (collectively the “Unimin Term Loans”).  The Unimin Term Loans each had a maturity date of July 2019 and a fixed rate of 4.09%.

On February 1, 2017, Unimin entered into an additional term loan with Silfin for $49,600.  The loan had a floating annual interest rate of 6-month LIBOR USD plus a margin of 127 basis points and was initially payable on February 1, 2018.  On February 1, 2018, Unimin amended the term of the loan to mature on August 1, 2018.  This loan had a rate of 2.73% at December 31, 2017.

Upon closing of the Merger, the Unimin Term Loans were repaid with the proceeds from the Term Loan.

Other Borrowings

Other borrowings at June 30, 2018 and December 31, 2017 was comprised of a promissory note with an unrelated third party that Unimin entered into on January 17, 2011.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Unimin Canada Limited, a subsidiary of the Company, has a 2,000 Canadian dollar overdraft facility with the Bank of Montreal.  The Company has guaranteed the obligations of Unimin Canada Limited under the facility.  As of June 30, 2018 and December 31, 2017, there were no borrowings outstanding under the overdraft facility.

At June 30, 2018 and December 31, 2017, the Company had $1,900 of outstanding letters of credit not backed by a credit facility.

Industrial Revenue Bond

As part of the Merger, the Company assumed Fairmount Santrol’s outstanding $10,000 Industrial Revenue Bond related to the construction of a mining facility in Wisconsin.  The bond bears interest, which is payable monthly at a variable rate.  The rate was 1.54% at June 30, 2018.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10,000.

8.	Accrued Expenses

At June 30, 2018 and December 31, 2017, accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
Accrued bonus & other benefits	$21,563	$14,634
Accrued Merger related costs	7,254	13,030
Accrued interest	7,332	4,288
Accrued insurance	5,112	8,218
Current tax liabilities	9,030	2,270
Accrual for HPQ Co.	-	17,296
Other accrued expenses	71,112	28,472
Accrued expenses	$121,403	$88,208

As of December 31, 2017, the Company owed HPQ Co. $17,296 for cash generated by HPQ Co. from July 1, 2017 through December 31, 2017.

9.	Earnings per Share

The table below shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerators:
Net income from continuing operations attributable to Covia Holdings Corporation	$17,062	$30,189	$53,848	$43,561
Income from discontinued operations, net of tax	3,830	6,612	12,587	10,080
Net income attributable to Covia Holdings Corporation	$20,892	$36,801	$66,435	$53,641
Denominator:
Basic weighted average shares outstanding	123,460	119,645	121,552	119,645
Dilutive effect of employee stock options and RSUs	706	-	706	-
Diluted weighted average shares outstanding	124,166	119,645	122,258	119,645

Continuing operations earnings per common share – basic	$0.14	$0.25	$0.44	$0.36
Continuing operations earnings per common share – diluted	0.14	0.25	0.44	0.36

Discontinued operations earnings per common share – basic	0.03	0.06	0.11	0.09
Discontinued operations earnings per common share – diluted	0.03	0.06	0.10	0.09

Earnings per common share – basic	0.17	0.31	0.55	0.45
Earnings per common share – diluted	$0.17	$0.31	$0.54	$0.45

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

As noted in Note 4, the Company effected an 89:1 stock split in May 2018.  The stock split is reflected in the calculations of basic and diluted weighted average shares outstanding for all periods presented.

The calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2018 excludes 1,375 potential common shares because the effect of including these potential common shares would be antidilutive.

10.	Derivative Instruments

The derivative instruments are reported at fair value in other non-current assets and other long-term liabilities.  Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated and qualifying as part of a hedging relationship and, if it is, depending on the type of hedging relationship.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.

On June 1, 2018, the Company entered into two interest rate swap agreements with a total notional value of $300,000 as a means to partially hedge its variable interest rate risk on debt instruments.  An additional interest rate swap held by Fairmount Santrol with a notional value of $210,000 was assumed in conjunction with the Merger.  The total notional value of the swap agreements represents approximately 31% of term debt outstanding at June 30, 2018.  The interest rate swap agreements mature at June 1, 2025, June 1, 2023, and September 5, 2019 and effectively fixes the variable rate in a range of 2.80% to 2.92% for the portion of the variable rate debt that is hedged.

Covia’s interest rate swaps qualify, but are not designated for hedge accounting, therefore, changes in the fair value of the interest rate swaps are included in interest expense in the current period.  The Company’s interest rate swaps, if designated, would be accounted for as cash-flow hedges.  Receiving such treatment requires extensive administration and documentation, which the Company expects to complete prior to the end of 2018.

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of June 30, 2018:

		Assets (Liabilities)
Interest Rate Swap Agreements	Balance Sheet Classification	June 30, 2018
Non-qualifying cash flow hedge	Other non-current assets	$1,581
Non-qualifying cash flow hedge	Other long-term liabilities	(767)
		$814

The Company recorded a net offset to interest expense in the current period for the change in fair value of the interest rate swaps as follows:

Derivatives Not Designated
as ASC 815-20 Cash Flow	Location of Gain	Three Months Ended June 30,
Hedging Relationships	Recognized in Income on Derivative	2018
Interest rate swap agreements	Interest expense	$(1,517)

11.	Fair Value Measurements

Financial instruments held by the Company include cash equivalents, accounts receivable, accounts payable, long-term debt (including the current portion thereof) and interest rate swaps.  Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Based on the examination of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities at fair value will be classified and disclosed in one of the following three categories:

Level 1	Quoted market prices in active markets for identical assets or liabilities
Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3	Unobservable inputs that are not corroborated by market data

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The carrying value of cash equivalents, accounts receivable, and accounts payable are considered to be representative of their fair values because of their short maturities.  The carrying value of the Company’s long-term debt (including the current portion thereof) is recognized at amortized cost.  The fair value of the Term Loan differs from amortized cost and is valued at prices obtained from a readily-available source for trading non-public debt, which represent quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2.  The following table presents the fair value as of June 30, 2018 and December 31, 2017, respectively, for the Company’s long-term debt:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Long-Term Debt Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2018
Term Loan	$-	$1,645,875	$-	$1,645,875
	$-	$1,645,875	$-	$1,645,875

December 31, 2017
Unimin Term Loans	$-	$272,000	$-	$272,000
Series D Notes	-	104,000	-	104,000
	$-	$376,000	$-	$376,000

The following table presents the amounts carried at fair value as of June 30, 2018 and December 31, 2017 for the Company’s other financial instruments.  Fair value of interest rate swap agreements is based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  These are determined using Level 2 inputs.  Refer to Note 10 for additional information.

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Recurring Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2018
Interest rate swap agreements	$-	$814	$-	$814
	$-	$814	$-	$814

12.	Stock-Based Compensation

Stock based compensation includes restricted stock units (“RSUs”) and stock options (“Options” and, together with the RSUs, the “Awards”), which were assumed in the Merger.  These Awards are governed by three plans: the FMSA Holdings Inc. Long Term Incentive Compensation Plan (the “2006 Plan”), the FMSA Holdings, Inc. Stock Option Plan (the “2010 Plan”) and the FMSA Holdings Inc. Amended and Restated 2014 Long Term Incentive Plan

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

(the “LTIP”).  The combined plans authorized and issued both non-qualified Options as well as RSUs.  Options are exercisable as set forth in each individual option agreement.  Options may be exercised, in whole or in part, at any time after becoming exercisable, but not later than the date the Option expires, which is typically ten years from the original grant date.  All Options granted under the 2006 Plan and 2010 Plan are fully vested as of the Merger Date.  The Merger agreement calls for the accelerated vesting of all Awards if the holder is terminated without Cause or if the holder terminates employment for Good Reason during the Award Protection Period (as such terms are defined in the related agreements), which is 12 months from the Merger Date.

The fair values of the RSUs and Options were estimated at the Merger Date.  The fair value of the RSUs was determined to be the opening share price of Covia stock at the Merger Date.  The fair value of Options was estimated at the Merger date using the Black Scholes-Merton option repricing model.  Subsequent to the Merger Date and through June 30, 2018, the Company did not grant any Options to purchase shares of common stock and did not issue any RSUs.

		Weighted		Weighted
		Average Exercise	Restricted	Average Price at
	Options	Price, Options	Stock Units	RSU Issue Date
Outstanding at December 31, 2017	-	$-	-	$-
Assumed through acquisition	2,537	33.85	665	28.09
Exercised or distributed	(1)	10.20	(4)	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at June 30, 2018	2,536	$33.85	661	$28.27

Since the Merger Date, the Company recorded $3,193 of expense related to these Options and RSUs of which $2,400 was due to accelerated vesting.  Stock compensation expense, net of the amount due to accelerated vesting is included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Income and in Additional paid-in capital on the Condensed Consolidated Balance Sheets.  Refer to Note 2 for additional information.

13.	Income Taxes

The Company computes and applies to ordinary income an estimated annual effective tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results and enacted tax laws.  The estimated annual effective tax rate is updated quarterly based on actual results and updated operating forecasts.  Ordinary income refers to income from continuing operations before income tax expense excluding significant, unusual, or infrequently occurring items.  The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs as a discrete item of tax.

For the six months ended June 30, 2018, the Company recorded tax expense of $16,324 on income before income taxes of $70,278 resulting in an effective tax rate of 23.2%, compared to tax expense of $16,370 on income before income taxes of $59,931 resulting in an effective tax rate of 27.3% for the same period of 2017.  The decrease in the effective tax rate is primarily attributable to the decrease in the corporate income tax rate to 21% resulting from the Tax Act.  The decrease was partially offset by the non-deductibility of certain expenses incurred in connection with the Merger and foreign provisions of the Tax Act.  The effective rate differs from the U.S. federal statutory rate due primarily to depletion, the impact of foreign taxes, and the foreign provisions of the Tax Act.

For the six months ended June 30, 2018, the Company remains provisional for legislative changes of the Tax Act.  The SEC has provided up to a one-year measurement period, ending December 22, 2018, for the Company to finalize the accounting for the impacts of the Tax Act.  Accordingly, the Company will continue to evaluate the provisional estimates, as certain items may differ, potentially materially, due to further refinement of the calculations, changes in interpretations and assumptions made, and further guidance that may become available.  During the six months ended June 30, 2018, there were no adjustments made to previous estimates related to the Tax Act.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

14.	Pension and Other Post-Employment Benefits

The Company maintains retirement, post-retirement medical and long-term benefit plans in several countries.

In the U.S, the Company sponsors the Unimin Corporation Pension Plan, a defined benefit plan for hourly and salaried employees (the “Pension Plan”) and the Unimin Corporation Pension Restoration Plan (a non-qualified supplemental benefit plan) (the “Restoration Plan”).  The Pension Plan was closed to new entrants effective January 1, 2008, and union employee participation in the Pension Plan at the last three unionized locations participating in the Pension Plan was closed to new entrants effective November 1, 2017.  Until the Restoration Plan was amended to exclude new entrants on August 15, 2017, all salaried participants eligible for the Pension Plan were also eligible for the Restoration Plan.

In Canada, the Company sponsors three defined benefit retirement plans.  Two of the retirement plans are for hourly employees and one is for salaried employees.  The plan for salaried employees consisted of a defined benefit portion that has been closed to new entrants since January 1, 2008 and a defined contribution portion for employees hired after January 1, 2018.  In addition, there are two post-retirement medical plans.

In Mexico, the Company sponsors four retirement plans, two of which are seniority premium plans as defined by Mexican labour law.  The remaining plans are defined benefit plans with a minimum benefit equal to severance payment by unjustified dismissal according to Mexican labour law.

As part of the Merger, the Company assumed the two defined benefit pension plans of Fairmount Santrol, the Wedron pension plan and the Troy Grove pension plan.  These plans cover union employees at certain facilities and provide benefits based upon years of service or a combination of employee earnings and length of service.  Benefits under the Wedron plan were frozen effective December 31, 2012.  Benefits under the Troy Grove plan were frozen effective December 31, 2016.

The Pension Plan, Restoration Plan, the pension plans in Canada and Mexico, and the Wedron and Troy Grove pension plans are collectively referred to as the “Pension Plans.”  The post-retirement medical plans in the United States and Canada are collectively referred to as the “Postretirement Medical Plans.”

In June 2018, the Company recorded a curtailment gain of $5,193 in connection with the transfer of HPQ Co. to Sibelco.  The gain was recognized in Accumulated other comprehensive income in the Condensed Consolidated Balance Sheets.

The following tables summarize the components of net periodic benefit costs for the three and six months ended June 30, 2018 and 2017 as follows:

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$2,190	$2,020	$4,392	$4,041
Interest cost	2,340	2,398	4,673	4,795
Expected return on plan assets	(2,709)	(2,494)	(5,389)	(4,988)
Amortization of prior service cost	136	138	274	276
Amortization of net actuarial loss	1,301	1,211	2,605	2,423
Recognized settlement loss	439	80	439	160
Net periodic benefit cost	$3,697	$3,353	$6,994	$6,707

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	Post-Retirement Medical Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$267	$246	$533	$491
Interest cost	209	218	420	437
Amortization of net actuarial loss	122	145	244	290
Net periodic benefit cost	$598	$609	$1,197	$1,218

The Company contributed $5,915 and $1,227 to the plans for the six months ended June 30, 2018 and 2017, respectively.  Contributions into the plans for the year ended December 31, 2018 are expected to be $12,932.

15.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is a separate line within the Condensed Consolidated Statements of Equity that reports the Company’s cumulative income (loss) that has not been reported as part of net income (loss).  Items that are included in this line are the income (loss) from foreign currency translation, actuarial gains (losses) and prior service cost related to pension and other post-employment liabilities.  The components of accumulated other comprehensive loss attributable to Covia Holdings Corporation at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Gross	Tax Effect	Net Amount
Foreign currency translation adjustments	$(54,237)	$-	$(54,237)
Amounts related to employee benefit obligations	(92,496)	25,017	(67,479)
	$(146,733)	$25,017	$(121,716)

	December 31, 2017
	Gross	Tax Effect	Net Amount
Foreign currency translation adjustments	$(54,571)	$-	$(54,571)
Amounts related to employee benefit obligations	(100,817)	27,160	(73,657)
	$(155,388)	$27,160	$(128,228)

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	Foreign	Amounts related
	currency	to employee
	translation	benefit
	adjustments	obligations	Total
Beginning balance	$(54,571)	$(73,657)	$(128,228)
Other comprehensive income
before reclassifications	334	3,999	4,333
Amounts reclassified from accumulated
other comprehensive loss	-	2,179	2,179
Ending balance	$(54,237)	$(67,479)	$(121,716)

16.	Commitments and Contingent Liabilities

Leases

The Company leases railway equipment, operating equipment, mineral properties, and buildings under a number of operating lease arrangements.  The Company is obligated to pay minimum annual lease payments under certain non-

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

cancelable operating lease agreements which have original terms that extend to 2024.  Agreements for office facilities and office equipment leases are generally renewed or replaced by similar leases upon expiration.

Total operating lease rental expense included in the Condensed Consolidated Statements of Income was $18,079 and $12,321 for the three months ended June 30, 2018 and 2017, respectively, and $33,225 and $24,454 for the six months ended June 30, 2018 and 2017, respectively.

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

The Company has been named as a defendant in various product liability claims alleging silica exposure causing silicosis.  During the six months ended June 30, 2018, the Company was dismissed from three claims.  As of June 30, 2018, there were 141 active silica-related products liability claims pending in which the Company is a defendant.  Although the outcomes of these lawsuits cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations.

Fairmount Santrol, now known as Bison Merger Sub I, LLC, has been named as a defendant in several lawsuits in which alleged stockholders claim Fairmount Santrol and its directors violated securities laws in connection with the Merger.  Fairmount Santrol and its directors believe these allegations lack merit.  Although the outcomes of these lawsuits cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position or results of operations.

The Company was served notice of a lawsuit seeking declaratory judgment that the Merger constitutes an event of default under certain operating lease agreements.  Although the outcome of this lawsuit cannot be predicted with certainty, in the opinion of management, it is not reasonably possible that the ultimate resolution of this matter will have a material adverse effect on the Company’s financial position or results of operations.

Royalties

The Company has entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred.  Certain agreements require annual or quarterly payments based upon annual tons mined or the average selling price of tons sold.  Total royalty expense associated with these agreements was $1,318 and $809 for the three months ended June 30, 2018 and 2017, respectively, and $2,180 and $1,465 for the six months ended June 30, 2018 and 2017, respectively.

17.	Transactions with Related Parties

The Company sells minerals to Sibelco and certain of its subsidiaries (“related parties”).  Sales to related parties amounted to $1,093 and $4,251 in the three months ended June 30, 2018 and 2017, respectively, and $2,702 and $6,119 in the six months ended June 30, 2018 and 2017, respectively.  At June 30, 2018 and December 31, 2017, the Company had accounts receivable from related parties of $405 and $2,878, respectively.  These amounts are included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company purchases minerals from certain of its related parties.  Purchases from related parties amounted to $2,959 and $5,020 in the three months ended June 30, 2018 and 2017, respectively, and $5,171 and $7,375 in the six months ended June 30, 2018 and 2017, respectively.  At June 30, 2018 and December 31, 2017, the Company had accounts payable to related parties of $3,809 and $7,692, respectively.  These amounts are included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Prior to the Merger, Sibelco would provide certain services on behalf of Unimin, such as finance, treasury, legal, marketing, information technology, and other infrastructure support.  The cost for information technology was allocated to Unimin on a direct usage basis.  The costs for the remainder of the services were allocated to Unimin based on tons sold, revenues, gross margin, and other financial measures for Unimin compared to the same financial measures of Sibelco.  The financial information presented in these consolidated financial statements may not reflect the combined financial position, operating results and cash flows of Unimin had it not been a consolidated subsidiary of Sibelco.  Actual costs that would have been incurred if Unimin had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.  Effective on the Merger Date, Sibelco no longer provides such services to the Company.  Prior to the Merger, during the two months ended May 31, 2018 and three months ended June 30, 2017, Unimin incurred $2,417 and $1,718, respectively for management and administrative services from Sibelco.  In the five months ended May 31, 2018 and six months ended June 30, 2017, Unimin incurred $2,445 and $1,718, respectively, for management and administrative services from Sibelco.  These costs are reflected in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

Additionally, the Company is compensated for providing transitional services, such as accounting, human resources, information technology, mine planning, and geological services, to HPQ Co and is recorded as a reduction of cost in selling, general, and administrative expenses.  Compensation for these transitional services was $4,386 for the three and six months ended June 30, 2018.  This amount is included in Selling, general, and administrative expenses on the Condensed Consolidated Statements of Income and in Other receivables in the Condensed Consolidated Balance Sheets at June 30, 2018.

On June 1, 2018, the Company entered into an agreement with Sibelco where Sibelco is providing sales and marketing support for certain products supporting the Performance Coatings and Polymer Solutions markets in North America and Mexico, for which the Company will pay a 5% commission of revenue, and in the rest of the world, for which the Company will pay a 10% commission of revenue.  Sibelco is also assisting with sales and marketing efforts for certain products in the ceramics and sanitary ware industries outside of North America and Mexico for which the Company will pay a 5% commission of revenue.  In addition, Covia is providing sales and marketing support for certain products supporting for certain ceramics products in North America and Mexico for which the Company earns a 10% commission of revenue.  For the three and six months June 30, 2018, the Company recorded commission expense of $286 in Selling, general and administration expenses.

Previously, the Company had the Unimin Term Loans outstanding with Silfin.  During the six months ended June 30, 2018 and 2017, the Company incurred $3,129 and $5,023, respectively, of interest expense for the Unimin Term Loans.  These costs are reflected in interest expense, net in the accompanying Condensed Consolidated Statements of Income.  Upon closing of the Merger, the Unimin Term Loans were repaid with the proceeds of the Term Loan.

18.	Segment Reporting

The Company organizes its business into two reportable segments, Energy and Industrial.  The reportable segments are consistent with how management views the markets served by the Company and the financial information reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.

The chief operating decision maker primarily evaluates an operating segment’s performance based on segment gross profit, which does not include any selling, general, and administrative costs or corporate costs.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Energy	$326,746	$157,383	$534,207	$287,606
Industrial	181,672	166,696	344,032	323,785
Total revenues	508,418	324,079	878,239	611,391

Segment gross profit
Energy	101,288	40,616	166,783	66,064
Industrial	51,819	52,318	95,826	95,911
Total segment gross profit	153,107	92,934	262,609	161,975

Operating expenses excluded from segment gross profit
Selling, general, and administrative	31,377	21,220	56,601	42,045
Depreciation, depletion, and amortization	36,744	23,896	63,875	47,558
Other operating expense, net	12,944	813	12,944	1,836
Interest expense, net	9,497	5,250	14,688	10,605
Other non-operating expense, net	38,923	-	44,223	-
Income from continuing operations before provision for income taxes	$23,622	$41,755	$70,278	$59,931

On May 31, 2018, Unimin transferred certain assets, which consisted of the Electronics segment, to Sibelco.  The disposition of the Electronics segment qualifies as discontinued operations and, therefore, the Electronics segment information has been excluded from the above table.

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment.

In the six months ended June 30, 2018 and 2017, one customer exceeded 10% of revenues.  This customer accounted for 13% of revenues in the six months ended June 30, 2018 and 2017.  This customer is part of the Company’s Energy segment.

19.	Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations.  The Company’s goodwill balance was $472,347 and $53,512 at June 30, 2018 and December 31, 2017, respectively.  The Company evaluates goodwill on an annual basis at October 31, or more frequently if management believes indicators of impairment exist.  The following table summarizes the activity in intangible assets, net for the six months ended June 30, 2018 and the year ended December 31, 2017:

	June 30, 2018	December 31, 2017
Beginning balance	$52,196	$55,328
Less: HPQ Co. assets	-	(3,132)
Assets acquired	148,830	-
Ending balance	201,026	52,196
Accumulated amortization, beginning balance	(26,600)	(25,222)
Less: HPQ Co. accumulated amortization	-	1,567
Amortization for the period	(4,411)	(2,945)
Accumulated amortization, ending balance	(31,011)	(26,600)
Intangible assets, net	$170,015	$25,596

Intangible assets, net includes acquired supply agreements and acquired stream mitigation rights of $20,692 and $3,484, respectively, at June 30, 2018, and $21,956 and $3,640, respectively, at December 31, 2017.  Refer also to Note 2, which includes a discussion of the intangible assets acquired in the Merger, which are included in the balance of Intangibles, net at June 30, 2018.  Amortization expense is recognized in Depreciation, depletion and amortization expense in the Condensed Consolidated Statements of Income.

Introduction to Part I, Item 2 and Part II, Item 1 and Item 1A

We define various terms to simplify the presentation of information in this Quarterly Report on Form 10-Q (this “Report”).  Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “Covia,” “our business” and “our company” refer to Covia Holdings Corporation and our consolidated subsidiaries and predecessor companies.  We use Adjusted EBITDA herein as a non-GAAP measure of our financial performance.  See further discussion of Adjusted EBITDA at Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that are subject to risks and uncertainties.  All statements other than statements of historical fact included in this Report are forward-looking statements.  Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “assume,” “guide,” “target,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.  For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements.  All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	fluctuations in demand for the minerals we produce, which could adversely affect results of operations;
•	our ability to compete with smaller, regional, or local producers that may be located closer to key customers than our facilities may adversely affect results of operations;
•	our future performance will depend on our ability to succeed in competitive industries and on our ability to appropriately react to potential fluctuations in demand for and supply of our products;
•	our business and financial performance depend in part on the level of activity in the oil and gas industries;
•	our operations are subject to the seasonal and/or cyclical nature of our customers’ businesses, which could adversely affect our results of operations;
•	a lack of dependable or available transportation services or infrastructure could have a material adverse effect on our business;
•	we are dependent on rail transportation to transport our products;
•

we depend on trucking to transport a significant portion of our products, particularly in areas of increasing demand for our products, and a shortage of available truck drivers and difficulty in truck driver recruitment and retention may have a material adverse effect on our business;

•	we are subject to the risks of owning and operating the Winchester & Western railroad;
•	increasing logistics and transportation costs could reduce our revenues by causing our customers to reduce production or by impairing our ability to deliver products to our customers;
•	geographic shifts in demand could negatively affect our business;
•	our business could be adversely affected by strikes or work stoppages by railroad workers, truckers and port workers;
•

our operations are dependent on our rights and ability to mine our properties and on having renewed or received the required permits and approvals from governmental authorities and other third parties;

•	changes in product mix can have an adverse effect on our gross margins and could cause our results of operations to fluctuate;
•	we may be adversely affected by decreased, or shifts in, demand for frac sand or the development of either effective alternative proppants or new processes to replace hydraulic fracturing;
•	a large percentage of our sales are subject to fluctuations in market pricing;
•

we may not be able to complete capital expansion projects, the actual costs of any capacity expansion may exceed estimated costs, we may not be able to secure demand for the incremental production capacity, and actual operating costs for the new capacity may be higher than anticipated;

•

we rely on trade secrets, contractual restrictions and patents to protect our proprietary rights, the failure to protect our intellectual property rights may undermine our competitive position, and protecting our rights or defending against third-party allegations of infringement may be costly;

•	certain of our products may be susceptible to displacement by alternative products;
•	if our customers delay or fail to pay a significant amount of their outstanding receivables, it could have a material adverse effect on our business, results of operations and financial condition;
•	a large portion of our sales is generated by a limited number of customers, and the loss of, or a significant reduction in purchases by, our largest customers could adversely affect our operations;
•

certain of our contracts contain fixed and percentage volume requirements, and reductions in the volumes required or defaults by our customers under such contracts could have a material adverse effect on our business, results of operations, and financial condition;

•

certain of our contracts contain provisions requiring us to deliver minimum amounts of minerals or purchase minimum amounts of services, and noncompliance with these contractual obligations may result in penalties or termination of the agreement;

•	our operations are subject to operating risks that are often beyond our control and could adversely affect production levels and costs, and such risks may not be covered by insurance;
•

a significant portion of our volumes are generated from our Utica, Kasota, Tunnel City, and Wedron Silica production facilities, a significant portion of our Energy sales are generated at terminals located in various shale plays, and any adverse developments at any of these production facilities and terminals or  in the industries they serve could have a material adverse effect on our business, financial condition and results of operations;

•	the manufacture of our products is dependent on the availability of raw materials and feedstocks;
•	reduced access to, the lack of or an inability to obtain access to water may have a material adverse effect on our operations or the operations of our customers;
•	title to our mineral properties and water rights, and royalties related to our production, may be disputed;
•

we do not own the land on which the majority of our terminal facilities are located, and in some cases do not own the related terminal assets and rely on long term leases or access agreements with third parties, including customers, which could disrupt our operations;

•	if we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected;
•	inaccuracies in our estimates of mineral reserves could result in lower than expected sales and higher than expected costs;
•	mine closures entail substantial costs, and if we close one or more of our mines sooner than anticipated, our results of operations may be adversely affected;
•

our production processes consume large amounts of natural gas and electricity, and any increase in the price or a significant interruption in the supply of these or any other significant raw material costs could have a material adverse effect on our business, financial condition or results of operations;

•	increases in the price of diesel fuel may have a material adverse effect on our results of operations;
•	we are exposed to fluctuations in the prices for phenol, which is the primary component of the resins we buy;
•	a shortage of skilled labor together with rising labor costs in the mining industry may further increase operating costs, which could adversely affect our results of operations;
•	our business may suffer if we lose, or are unable to attract and retain, key personnel;
•	our profitability could be negatively affected if we fail to maintain satisfactory labor relations;

•

failure to maintain effective quality control systems at our mining, processing and production facilities and terminals could have a material adverse effect on our business, financial condition, and results of operations;

•	severe weather conditions could have a material adverse effect on our business;
•

we may be subject to interruptions or failures in our information technology systems, and cyber incidents could occur and result in information theft, data corruption, operational disruption and/or financial loss;

•	we believe that there is a significant risk that we will be a “United States Real Property Holding Corporation” for U.S. federal income tax purposes;
•	adverse developments in general market, business, economic, labor, regulatory, and political conditions may have a material adverse effect on our business;
•	our international operations expose us to risks inherent in doing business abroad;
•	any failure to maintain adequate internal controls could impact the trading price of our common stock;
•	a terrorist attack or armed conflict could harm our business;
•	we may incur substantial product liability exposure due to the use or misuse of our products, and our product liability insurance may be insufficient to cover claims against us;
•	the increasing cost of employee healthcare may have an adverse effect on our profitability;
•

we and our customers are subject to extensive environmental and health and safety regulations that impose, and will continue to impose, significant costs and liabilities, and future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations;

•

we are subject to the Federal Mine Safety and Health Act of 1977 and the Occupational Safety and Health Act of 1970, both of which impose stringent health and safety standards on numerous aspects of our operations;

•	silica-related legislation, health issues and litigation could have a material adverse effect on our business, reputation, or results of operations;
•

federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related litigation could result in increased costs and additional operating restrictions or delays for our customers, which could cause a decline in the demand for our sand-based proppants and negatively impact our business, financial condition, and results of operations;

•

we and our customers are subject to other extensive regulations, including licensing, plant and wildlife protection and reclamation regulations, that impose, and will continue to impose, significant costs and liabilities.  In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations;

•

our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations;

•	any change to applicable laws and regulations, including those relating to environmental and climate change, taxes, price controls, and regulatory approvals could impact our operations;
•	our substantial indebtedness and pension obligations after giving effect to the Merger could adversely affect our financial flexibility and competitive position;
•	the agreements governing our indebtedness contain covenants and substantial restrictions that may restrict our business and financing activities; and

•

we may need to incur substantial additional debt in the future in order to maintain or increase our production levels and to otherwise pursue our business plan, and we may not be able to borrow funds successfully or, if we can, this debt may impair our ability to operate our business.

In addition, risks related to the Merger and Merger agreement that could cause actual results to differ materially from our forward-looking statements include:

•	our ability to integrate successfully the businesses of Unimin and Fairmount Santrol and to achieve anticipated synergies and the anticipated cost, timing and complexity of integration efforts;
•

our future financial performance, anticipated liquidity and capital expenditures and other risks related to the operations, including macro-economic conditions, indebtedness, continued availability of capital and financing and rating agency actions, managing expenses, operational losses, failure or breach of security systems, future prospects and business and management strategies for the management, expansion and growth of the our operations;

•	litigation relating to the Merger;
•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Merger;
•	disruption from the Merger and related integration activities making it difficult to maintain business and operational relationships;
•	disruption caused by changes in the corporate headquarters and other office facilities of both Unimin and Fairmount Santrol;
•	potential business uncertainty, including changes to existing business relationships, due to the Merger that could affect our financial performance;
•	potential adverse reactions or changes to business relationships resulting from negative publicity relating to the Merger;
•

the potential inability to obtain consents from counterparties in connection with the Merger, any allegations by counterparties that the Merger constituted a change of control under applicable documentation, and the potential termination or alteration of existing contracts or relationships;

•	transaction fees and costs incurred and to be incurred in connection with the Merger and the integration activities;
•

our actual results of operations and financial condition as compared to the unaudited pro forma combined financial information included in the Registration Statement on Form S-4 and the Current Report on Form 8-K related to the Merger;

•	the tax treatment of the Merger;
•	potential branding or rebranding initiatives following the Merger, their costs and support among our customers; and
•	uncertainty as to the trading market and long-term value of our common stock.

We derive many of our forward-looking statements from our knowledge of our operations, our asset base, and our operating forecasts, which are based on many detailed assumptions.   While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.  Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and in Unimin’s Registration Statement on Form S-4 related to the Merger and other SEC filings.  All written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications.  You should evaluate all forward-looking statements made in this Report in the context of these risks and uncertainties.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read together with the consolidated financial statements of our company and related notes thereto and other financial information appearing elsewhere in this Report as well as the consolidated financial statements, the accompanying notes and the related management discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 contained in Unimin’s Registration Statement on Form S-4.  The following discussion contains forward- looking statements that involve risks, uncertainties and assumptions.  See the section entitled “Cautionary Statement Regarding Forward-Looking Statements.”  Covia’s actual results could differ materially from those contained in the Company’s forward-looking statements as a result of many factors, including those discussed herein and in the section entitled “Risk Factors” in our Registration Statement on Form S-4 related to Merger.  The following discussion contains certain financial measures that are not in accordance with Generally Accepted Accounting Principles (“GAAP”), including EBITDA and Adjusted EBITDA.  See “— Key Metrics Used to Evaluate Covia’s Business” for a reconciliation of net income to EBITDA and Adjusted EBITDA.

Overview

Covia is an application-focused minerals company providing materials solutions to customers drawing from a diversified product portfolio.  We produce a wide range of specialized silica sand, feldspar, nepheline syenite, calcium carbonate, clay, kaolin, lime, and limestone products for use in the energy and industrial markets in North America and around the world.  Covia has 43 sand mining facilities with over 53 million tons of annual sand processing capacity and more than 1.5 billion tons of proven and probable mineral reserves that serve both the industrial and energy markets.  All of our sand processing facilities are open with the exception of Hager Bay, Wisconsin.  We also have 13 coating facilities providing in excess of two million tons of annual coating capacity.  Our mining and coating facilities span North America and also include operations in China and Denmark.  The U.S., Mexico, and Canadian operations are among the largest, most flexible, and cost-efficient facilities in the industry with close proximity to our customer base.

Our operations are organized into two segments based on the primary end markets we serve: (i) Energy and (ii) Industrial.  Our Energy segment offers the oil and gas industry a comprehensive portfolio of raw frac sand, value-added proppants, well-cementing additives, gravel-packing media and drilling mud additives that meet or exceed the standards of the American Petroleum Institute (“API”).  Our products service hydraulic fracturing operations throughout the U.S., Canada, Argentina, Mexico, China, and northern Europe.  Our Industrial segment provides raw, value-added, and custom-blended products to the glass, construction, ceramics, foundry, coatings, polymers, sports and recreation, filtration and various other industries all over the world.  We believe our two market segments are complementary.  Our ability to sell to a wide range of customers across multiple end markets allows us to maximize the recovery of our reserve base within our mining operations and to reduce the cyclicality of our earnings.

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed.  We operate an integrated logistics platform with over 70 proppant distribution terminals and a fleet of approximately 17,020 railcars considering car returns that took place throughout the year and subleases and excluding customer cars in the railcar fleet.  Seven of our production facilities and 18 in-basin terminals are capable of shipping and receiving unit trains, respectively, which reduces freight costs and improves cycle times for our railcar fleet.

Merger with Fairmount Santrol

As disclosed in Notes 1 and 2 of the unaudited condensed consolidated financial statements included in this Report, on June 1, 2018, Fairmount Santrol was merged into a wholly owned subsidiary of Unimin.  Fairmount Santrol ceased to exist as a separate corporate entity, its shares ceased trading, and was delisted from the NYSE.  The combined entity as a result of the Merger began operating and trading as Covia.  Fairmount Santrol stockholders in the aggregate (including holders of certain Fairmount Santrol equity awards) received $170 million in cash consideration and approximately 35% of the common stock of Unimin, with Sibelco owning the remaining 65%.

In connection with the Merger, we redeemed shares of Unimin common stock from Sibelco in exchange for an amount in cash equal to approximately (i) $660 million plus interest accruing at 5.0% per annum for the period from June 30, 2017 through June 1, 2018 less (ii) the $170 million in cash paid to Fairmount Santrol stockholders.

In the three and six months ended June 30, 2018, we incurred $38.9 million and $44.2 million of such expenses, respectively.  In the three and six months ended June 30, 2017, we did not incur any Merger-related expenses.

Discontinued Operations

As disclosed Note 1 of the unaudited condensed consolidated financial statements included in this Report, on May 31, 2018, prior to, and as a condition to the closing of the Merger, Unimin contributed certain assets, comprising its global high purity quartz business (“HPQ Co.”) in exchange for all of the stock of HPQ Co. and the assumption by HPQ Co. of certain liabilities.  Unimin distributed 100% of the stock of HPQ Co. to Sibelco in exchange for certain shares of Unimin common stock held by Sibelco.  HPQ Co. is presented as discontinued operations in the unaudited condensed consolidated financial statements.

As part of the disposition of HPQ Co., Covia and HPQ Co. entered into an agreement detailing tax-related matters governing their respective rights, responsibilities, and obligations relating to tax liabilities, the filing of tax returns, the control of tax contests, and other tax matters (the “Tax Matters Agreement”).  Under the Tax Matters Agreement, Covia and HPQ Co. (and their affiliates) are responsible for income taxes required to be reported on their respective separate and group tax returns; however, HPQ Co. is responsible for any unpaid income taxes attributable to the HPQ Co. business prior to May 31, 2018, as well as any unpaid non-income taxes as of May 31, 2018 attributable to the HPQ Co. business (whether arising prior to May 31, 2018 or not).  Covia is responsible for all other non-income taxes.  Covia and HPQ Co. will equally bear any transfer taxes imposed in this transaction.  Rights to refunds in respect of taxes will be allocated in the same manner as the responsibility for tax liabilities.

Recent Trends and Outlook

Energy proppant trends

Demand for proppant is predominantly influenced by the level of drilling and completions activity by oil and natural gas exploration and production companies, which, in turn, depends largely on the current and anticipated profitability of developing oil and natural gas reserves.  Drilling and completions activity rebounded in 2017 as a result of rising oil prices and higher completions activities.  Recent West Texas Intermediate benchmark pricing is $67 per barrel as of August 2018 as compared with $50 per barrel in early 2017.

In response to the improved returns generated by these increases in hydrocarbon prices, oil and natural gas exploration and production companies have increased their capital spending on drilling and completion activities since early 2017, and the demand for oilfield activities has increased.  According to GE Baker Hughes North American Rig Count, the number of active total land drilling rigs in the U.S. has increased from a low of 634 rigs as reported on January 13, 2017 to 1,030 active drilling rigs as reported on July 27, 2018.

Industrial end market trends

Our Industrial segment’s products are sold to customers in the glass, construction, ceramics, foundry, coatings, polymers, sports and recreation, filtration and various other industries.  Covia’s sales in these industries correlate strongly with overall economic activity levels as reflected in the gross domestic product, vehicle production and growth in the housing market.  Within these industries, certain sectors provide above-average growth due to consumer, regulatory and manufacturing trends.

Key Metrics Used to Evaluate Covia’s Business

Covia’s management uses a variety of financial and operational metrics to analyze Covia’s performance across its Energy and Industrial segments.  The determination of segments is based on the primary industries Covia serves, its management structure and the financial information that is reviewed by Covia’s chief operating decision maker in deciding how to allocate resources and assess performance.  Covia evaluates the performance of these segments based on their volumes sold, average selling price, segment gross profit, associated per ton metrics and Adjusted

EBITDA.  Covia views these metrics as important factors in evaluating its profitability and reviews these measurements frequently to analyze trends and make decisions.

Segment Gross Profit

Segment gross profit is a key metric that management uses to evaluate our operating performance and to determine resource allocation between segments.  Segment gross profit is defined as segment revenue less segment cost of sales, not including depreciation, depletion and amortization expenses and does not include any selling, general, and administrative costs or corporate costs.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and certain external users of our financial statements in evaluating our operating performance.

Covia defines EBITDA as net income before interest expense, income tax expense (benefit), depreciation, depletion and amortization.  Adjusted EBITDA is defined as EBITDA before non-cash stock-based compensation, and certain other income or expenses, including restructuring charges as subsequently shown.

Covia’s management believes EBITDA and Adjusted EBITDA are useful because they allow Covia management to more effectively evaluate its normalized operations from period to period as well as provide an indication of cash flow generation from operations before investing or financing activities.  Accordingly, EBITDA and Adjusted EBITDA do not take into consideration Covia’s financing methods, capital structure or capital expenditure needs.  As previously noted, Adjusted EBITDA excludes certain non-operational income and/or costs, the removal of which improves comparability of operating results across reporting periods.  However, EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as alternatives to, or more meaningful than, net income as determined in accordance with GAAP as indicators of Covia’s operating performance.  Certain items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of EBITDA or Adjusted EBITDA.

Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.  Adjusted EBITDA contains certain other limitations, including the failure to reflect Covia’s cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized, and excludes certain non-operational charges.  Management compensates for these limitations by relying primarily on Covia’s GAAP results and by using Adjusted EBITDA only as a supplement.

Although Covia attempts to determine EBITDA and Adjusted EBITDA in a manner that is consistent with other companies in its industry, Covia’s computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies due to potential inconsistencies in the methods of calculation.  Covia believes that EBITDA and Adjusted EBITDA are widely followed measures of operating performance.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Reconciliation of Adjusted EBITDA

Net income from continuing operations attributable to Covia Holdings Corporation	$17,062	$30,189	$53,848	$43,561
Interest expense, net	9,497	5,250	14,688	10,605
Provision for income taxes	6,454	11,566	16,324	16,370
Depreciation, depletion, and amortization expense	36,744	23,896	63,875	47,558
EBITDA	69,757	70,901	148,735	118,094

Non-cash stock compensation expense(1)	793	-	793	-
Write-down of assets under construction(2)	12,300	-	12,300	-
Costs and expenses related to the Merger(3)	38,923	-	44,223	-
Adjusted EBITDA	$121,773	$70,901	$206,051	$118,094

(1)

Represents the non-cash expense for stock-based awards issued to our employees and outside directors.  Stock compensation expense related to the accelerated awards as a result of the Merger is included in Merger related costs and expenses.

(2)	Represents the write-off of a terminated project, which was started by Unimin and subsequently terminated by Covia as part of the Company’s capital optimization strategy.
(3)

Costs and expenses related to the Merger with Fairmount Santrol include legal, accounting, financial advisory services, severance, debt extinguishment, and other expenses.  Additionally, it includes stock compensation expense related to accelerated awards as a result of the Merger

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Operating Data
Energy
Total tons sold	4,274	2,819	7,250	5,281
Revenues	$326,746	$157,383	$534,207	$287,606
Segment gross profit	$101,288	$40,616	$166,783	$66,064
Industrial
Total tons sold	3,346	3,119	6,317	6,087
Revenues	$181,672	$166,696	$344,032	$323,785
Segment gross profit	$51,819	$52,318	$95,826	$95,911

As a result of the Merger, Covia’s reported financial results for the three months ended June 30, 2018 contain results for Unimin for the two months ended May 31, 2018, including the Electronics segment, which was spun off to Sibelco at the close of the Merger, is reported as discontinued operations, and is excluded from the table above.  Covia’s second quarter 2018 results also include the combined financial results of Unimin and Fairmount Santrol for the one month ended June 30, 2018.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

Revenues were $508.4 million for the three months ended June 30, 2018 compared to $324.1 million for the three months ended June 30, 2017, an increase $184.3 million, or 57%.  Total company revenues for the three month period ended June 30, 2018 included $96.1 million in revenues from Fairmount Santrol for the month of June 2018.  The remaining increase in revenue year over year was due to higher volumes and improved pricing over the prior year period.

Revenues in the Energy segment were $326.7 million for the three months ended June 30, 2018 compared to $157.4 million for the three months ended June 30, 2017, an increase of $169.3 million, or 108%.  Energy segment revenues for the three months ended June 30, 2018 included $84.4 million in revenues from Fairmount Santrol for the month of June 2018.  The increase in Energy segment revenue was primarily due to growth in demand for proppant sand as well as increased prices.  Total volumes sold into the Energy segment were 4.3 million tons in the three months ended June 30, 2018 compared to 2.8 million tons in the three months ended June 30, 2017, an increase of 1.5 million tons, or 54%.  For the three months ended June 30, 2018, Fairmount Santrol contributed approximately 1.0 million tons of Energy volumes for the month of June 2018.

Revenues in the Industrial segment were $181.7 million for the three months ended June 30, 2018 compared to $166.7 million for the three months ended June 30, 2017, an increase of $15.0 million, or 9%.  Industrial segment revenues for the three month period ended June 30, 2018 included $11.8 million in revenues from Fairmount Santrol for the month of June 2018.  Volumes sold into the Industrial segment were 3.3 million tons for the three months ended June 30, 2018 compared to 3.1 million tons for the three months ended June 30, 2017, an increase of 0.2 million tons, or 6%.  For the three months ended June 30, 2018, Fairmount Santrol contributed 0.2 million tons of Industrial volumes for the month of June 2018. The revenue increase in the Industrial segment was driven by an annual price increase implemented at the beginning of 2018 as well as a shift in product sales towards higher value-added products which have an associated higher selling price.

Segment Gross Profit

Total segment gross profit was $153.1 million for the three months ended June 30, 2018 compared to $92.9 million for the three months ended June 30, 2017, an increase of $60.2 million, or 65%.  Total segment gross profit included $12.5 million in segment gross profit related to Fairmount Santrol for the month of June 2018, which includes $19.2 million of additional expense included in cost of goods sold, which is related to the $30.2 million write-up of Fairmount Santrol’s inventories to fair value under GAAP.  The increase in segment gross profit year over year was primarily due to the increase in volumes sold and average selling prices in the Energy segment.

Segment gross profit in the Energy segment was $101.3 million for the three months ended June 30, 2018 compared to $40.6 million for the three months ended June 30, 2017, an increase of $60.7 million, or 150%.  Energy segment gross profit included $9.0 million in Energy segment gross profit related to Fairmount Santrol for the month of June 2018 and $18.0 million of additional expense included in cost of goods sold, which was related to the write-up of Fairmount Santrol’s inventories to fair value under GAAP.  The increase in segment gross profit was primarily due to higher selling prices and volume which was offset by higher mine production costs.

Segment gross profit in the Industrial segment was $51.8 million for the three months ended June 30, 2018 compared to $52.3 million for the three months ended June 30, 2017, a decrease of $0.5 million, or 1%.  Industrial segment gross profit included $3.5 million in Industrial segment gross profit related to Fairmount Santrol for the month of June 2018 and $1.2 million of additional expense, which was related to the write-up of Fairmount Santrol’s inventories to fair value under GAAP.  The decline in segment gross profit was due to higher production and energy costs in the U.S. and Mexico coupled with greater foreign exchange impact on the Mexican related sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $10.2 million, or 48%, to $31.4 million for the three months ended June 30, 2018 compared to $21.2 million for the three months ended June 30, 2017.  SG&A for the three months ended June 30, 2018 included $6.1 million of SG&A expenses in spending from Fairmount Santrol for the month of June 2018 and stock compensation expense of $0.8 million.

Excluding stock compensation expense and the impact of Fairmount Santrol spending for the month of June, SG&A increased over the prior year due to a higher compensation base and related compensation as well as an increase in general business expenses as part of increased volumes in the business.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $12.8 million, or 54%, to $36.7 million for the three months ended June 30, 2018 compared to $23.9 million in the three months ended June 30, 2017.  The increase in expense was due to $9.6 million of depreciation, depletion and amortization expense from Fairmount Santrol for the month of June 2018.  The higher expense was due to more assets placed in service largely due to the commissioning of the West Texas mining facility, as well as the expansion of our Utica facility and the write-up to fair value of the Fairmount Santrol property, plant, and equipment and intangibles under GAAP.

Other Operating Expense, net

Other operating expense increased $12.1 million to $12.9 million for the three months ended June 30, 2018 compared to $0.8 million in the three months ended June 30, 2017.  Other operating expense included $144 thousand in income from Fairmount Santrol for the month of June 2018 primarily related to non-controlling interest.  The remaining increase in Other Operating Expense is due to the write-off of a terminated project, which was started by Unimin and subsequently terminated by Covia as part of the Company’s capital optimization strategy.

Operating Income from Continuing Operations

Operating income from continuing operations increased approximately $25.0 million to $72.0 million for the three months ended June 30, 2018 compared to $47.0 million for the three months ended June 30, 2017.  Earnings included $3.6 million from Fairmount Santrol for the month of June 2018.  The change in operating income from continuing operations was largely due to the higher profitability in the Energy segment for reasons noted above which was offset by increased SG&A expenses.

Interest Expense, net

Interest expense increased $4.2 million to $9.5 million for the three months ended June 30, 2018 compared to $5.3 million for the three months ended June 30, 2017.  The increase in expense for the three months ended June 30, 2018 is due to the debt that the Company incurred to finance the Merger.

Other Non-Operating Expense, net

Other non-operating expense, net was $38.9 million in the three months ended June 30, 2018, which includes legal, accounting, financial advisory services, severance, accelerated stock awards, debt extinguishment and other expenses incurred in connection with the Merger.

Provision for Income Taxes

The provision for income taxes decreased $5.1 million to $6.5 million for the three months ended June 30, 2018 compared to $11.6 million for the three months ended June 30, 2017.  Income before income taxes decreased $18.2 million to $23.6 million for the three months ended June 30, 2018 compared to $41.8 million for the three months ended June 30, 2017.  The decrease in tax expense recorded during the second quarter of 2018 was primarily related to the decrease in income before income taxes.  The effective tax rate was 27.3% and 27.7% for the three months ended June 30, 2018 and 2017, respectively.  The decrease in the effective tax rate is primarily attributable to the decrease in the corporate income tax rate to 21% resulting from the Tax Act.  The decrease was partially offset by the non-deductibility of certain expenses incurred in connection with the Merger and foreign provisions of the Tax Act.  The effective rate differs from the U.S. federal statutory rate due primarily to depletion, the impact of foreign taxes, and the foreign provisions of the Tax Act.

For the three months ended June 30, 2018, the Company remains provisional for legislative changes of the Tax Act.  The SEC has provided up to a one-year measurement period, ending December 22, 2018, for the Company to finalize the accounting for the impacts of the Tax Act.  Accordingly, the Company will continue to evaluate the provisional estimates as certain items may differ, potentially materially, due to further refinement of the calculations, changes in interpretations and assumptions made, and further guidance that may become available.

During the three months ended June 30, 2018, there were no adjustments made to previous estimates related to the Tax Act.

The provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate.  If our estimated effective tax rate changes, we make a cumulative adjustment.

Net Income Attributable to Covia Holdings Corporation

Net income attributable to Covia Holdings Corporation decreased $15.9 million to $20.9 million for the three months ended June 30, 2018 compared to $36.8 million for the three months ended June 30, 2017 due to the factors previously noted.

Adjusted EBITDA

Adjusted EBITDA increased $50.9 million to $121.8 million for the three months ended June 30, 2018 compared to $70.9 million for the three months ended June 30, 2017.  Adjusted EBITDA for the three months ended June 30, 2018 excludes the impact of $0.8 million of non-cash stock compensation expense, $12.3 million in charges from the write-off of a terminated project, which was started by Unimin and subsequently terminated by Covia as part of the Company’s capital optimization strategy, and transaction-related costs and expenses of $38.9 million.  Adjusted EBITDA for the three months ended June 30, 2018 includes $19.2 million of additional expense included in cost of goods sold related to the write-up of Fairmount Santrol’s inventories to fair value.  Fairmount Santrol contributed $25.6 million in Adjusted EBITDA for the month of June 2018.  The increase in Adjusted EBITDA is largely due to increased gross profit for the reasons previously noted offset by higher SG&A spending.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

Revenues were $878.2 million for the six months ended June 30, 2018 compared to $611.4 million for the six months ended June 30, 2017, an increase of $266.8 million, or 44%.  Total company revenues for the six month period ended June 30, 2018 included $96.1 million in revenues from Fairmount Santrol for the month of June 2018.  The remaining increase in revenue year over year was due to higher volumes and improved pricing over the prior year period.

Revenues in the Energy segment were $534.2 million for the six months ended June 30, 2018 compared to $287.6 million for the six months ended June 30, 2017.  Energy segment revenues for the six months ended June 30, 2018 included $84.4 million in revenues from Fairmount Santrol for the month of June 2018.  The increase in Energy segment revenue was primarily due to growth in demand for proppant sand as well as increased prices.  Total volumes sold into the Energy segment were 7.3 million tons in the six months ended June 30, 2018 compared to 5.3 million tons in the six months ended June 30, 2017 an increase of 2.0 million tons, or 38%.  For the six months ended June 30, 2018, Fairmount Santrol contributed approximately 1.0 million tons of Energy volumes for the month of June 2018.

Revenues in the Industrial segment were $344.0 million for the six months ended June 30, 2018 compared to $323.8 million for the six months ended June 30, 2017, increase of $20.2 million, or 6%.  Industrial segment revenues for the six months ended June 30, 2018 included $11.8 million in revenues from Fairmount Santrol for the month of June 2018.  Volumes sold into the Industrial segment increased 3% to 6.3 million tons in the six months ended June 30, 2018 compared to 6.1 million tons in the six months ended June 30, 2017.  For the six months ended June 30, 2018, Fairmount Santrol contributed 0.2 million tons of Industrial segment volumes for the month of June 2018.  The revenue increase in the Industrial segment was driven by an annual price increase implemented at the beginning of 2018 as well as a shift in product sales towards glass float and fiber and higher value-added products which have an associated higher selling price.

Segment Gross Profit

Total segment gross profit was $262.6 million for the six months ended June 30, 2018 compared to $162.0 million for the six months ended June 30, 2017, an increase of $100.6 million, or 62%.  Total segment gross profit included $12.5 million in gross profit related to Fairmount Santrol for the month of June 2018 and $19.2 million of additional expense included in cost of goods sold, which is related to the $30.2 million write-up of Fairmount Santrol’s inventories to fair value under GAAP.  The increase in segment gross profit year over year was primarily due to the increase in volumes sold and average selling prices in the Energy segment.

Segment gross profit in the Energy segment was $166.8 million for the six months ended June 30, 2018 compared to $66.1 million for the six months ended June 30, 2017, an increase of $100.7 million.  Energy segment gross profit included $9.0 million in Energy segment gross profit related to Fairmount Santrol for the month of June 2018 and $18.0 million of additional expense, which was related to the write-up of Fairmount Santrol’s inventories to fair value under GAAP.  The increase in segment gross profit was primarily due to higher selling prices and volume which was offset by higher mine production costs.

Segment gross profit in the Industrial segment was $95.8 million for the six months ended June 30, 2018 compared to $95.9 million for the six months ended June 30, 2017, a decrease of $0.1 million, or 0%.  Industrial segment gross profit included $3.5 million in Industrial segment gross profit related to Fairmount Santrol for the month of June 2018 and $1.2 million of additional expense, which was related to the write-up of Fairmount Santrol’s inventories to fair value under GAAP.  The change in segment gross profit was due to higher production and energy costs in the U.S. and Mexico coupled with greater foreign exchange impact on Mexican related sales.

Selling, General and Administrative Expenses

SG&A increased $14.6 million, or 35%, to $56.6 million for the six months ended June 30, 2018 compared to $42.0 million for the six months ended June 30, 2017.  SG&A for the six months ended June 30, 2018 included $6.1 million in spending of SG&A expenses from Fairmount Santrol for the month of June 2018 and stock compensation expense of $0.8 million.  SG&A excludes any Merger-related expenses, which have been included in Other non-operating expense, net.

Excluding stock compensation expense and the impact of Fairmount Santrol spending for the month of June, SG&A increased over the prior year due to a higher compensation base and related compensation as well as an increase in general business expenses as part of increased volumes in the business.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $16.3 million to $63.9 million for the six months ended June 30, 2018 compared to $47.6 million in the six months ended June 30, 2017.  The increase in expense was due to $9.6 million of depreciation, depletion and amortization expense from Fairmount Santrol for the month of June 2018.  The increase in expense was due to more assets placed in service largely due to the start-up of the West Texas mining facilities, as well as the commissioning of our Utica expansion and the write-up to fair value of the Fairmount Santrol property, plant, and equipment and intangibles under GAAP.

Other Operating Expense, net

Other operating expense increased $11.1 million to $12.9 million for the six months ended June 30, 2018 compared to $1.8 million in the six months ended June 30, 2017.  Other operating expense included $144 thousand in income from Fairmount Santrol for the month of June 2018 primarily related to non-controlling interest.  The remaining increase in Other Operating Expense is due to the write-off of a terminated project, which was started by Unimin and subsequently terminated by Covia as part of the Company’s capital optimization strategy.

Operating Income from Continuing Operations

Operating income from continuing operations increased $58.7 million to $129.2 million for the six months ended June 30, 2018 compared to $70.5 million for the six months ended June 30, 2017.  Earnings included $3.6 million from Fairmount Santrol for the month of June 2018.  The change in operating income from continuing operations was largely due to the higher profitability in the Energy segment for reasons noted above which was offset by increased SG&A expenses.

Interest Expense, net

Interest expense increased $4.1 million, or 39%, to $14.7 million for the six months ended June 30, 2018 compared to $10.6 million for the six months ended June 30, 2017.  The increase in expense for the six months ended June 30, 2018 is due to the debt that the Company incurred to finance the Merger.

Other Non-Operating Expense, net

Other non-operating expense, net was $44.2 million in the six months ended June 30, 2018, which includes legal, accounting, financial advisory services, severance, accelerated stock awards, debt extinguishment and other expenses incurred in connection with the Merger.

Provision for Income Taxes

The provision for income taxes decreased $0.1 million to $16.3 million for the six months ended June 30, 2018 compared to $16.4 million for the six months ended June 30, 2017.  Income before income taxes increased $10.4 million to $70.3 million for the six months ended June 30, 2018 compared to $59.9 million for the six months ended June 30, 2017.  The decrease in tax expense recorded during 2018 was primarily related to the decrease in the corporate income tax rate to 21% resulting from the Tax Act.  The effective tax rate was 23.2% and 27.3% for the six months ended June 30, 2018 and 2017, respectively.  The decrease in the effective tax rate is primarily attributable to the decrease in the corporate income tax rate to 21% resulting from the Tax Act.  The decrease was partially offset by the non-deductibility of certain expenses incurred in connection with the Merger and foreign provisions of the Tax Act.  The effective rate differs from the U.S. federal statutory rate due primarily to depletion, the impact of foreign taxes, and the foreign provisions of the Tax Act.

For the six months ended June 30, 2018, the Company remains provisional for legislative changes of the Tax Act.  The SEC has provided up to a one-year measurement period, ending December 22, 2018, for the Company to finalize the accounting for the impacts of the Tax Act.  Accordingly, the Company will continue to evaluate the provisional estimates as certain items may differ, potentially materially, due to further refinement of the calculations, changes in interpretations and assumptions made, and further guidance that may become available.  During the six months ended June 30, 2018, there were no adjustments made to previous estimates related to the Tax Act.

Net Income Attributable to Covia Holdings Corporation

Net income attributable to Covia Holdings Corporation increased $12.8 million, or 24%, to $66.4 million for the six months ended June 30, 2018 compared to $53.6 million for the six months ended June 30, 2017 due to the factors previously noted.

Adjusted EBITDA

Adjusted EBITDA increased $88.0 million to $206.1 million for the six months ended June 30, 2018 compared to $118.1 million for the six months ended June 30, 2017.  Adjusted EBITDA for the six months ended June 30, 2018 excludes the impact of $0.8 million of non-cash stock compensation expense, $12.3 million in charges from the write-off of a terminated project, which was started by Unimin and subsequently terminated by Covia as part of the Company’s capital optimization strategy, and Merger-related expenses of $44.2 million.  Adjusted EBITDA for the six months ended June 30, 2018 includes $19.2 million of additional expense included in cost of goods sold, which is related to the $30 million write-up of Fairmount Santrol’s inventories to fair value under GAAP.  Fairmount Santrol contributed $25.6 million in Adjusted EBITDA for the month of June 2018.  The remaining increase in

Adjusted EBITDA is largely due to increased gross profit for the reasons previously noted offset by higher SG&A spending.

Liquidity and Capital Resources

Overview

Our liquidity is principally used to service our debt, pay dividends to shareholders, meet our working capital needs, and invest in both maintenance and organic growth capital expenditures.  Historically, we have met our liquidity and capital investment needs with funds generated from operations and the issuance of debt, if necessary.

In connection with the Merger and on the Merger Date, we entered into an agreement with a group of books, financial institutions, and other entities with Barclays Bank PLC and BNP Paribas Securities Corp., as joint lead arrangers and joint bookrunners, for a $1.65 billion Term Loan and a $200 million Revolver.  The Term Loan matures seven years after the Merger Date and amortizes in equal quarterly installments in an amount equal to 1% per year beginning with the first full fiscal quarter after the Merger Date, with the balance due at maturity.  Loans under the Term Loan would be prepaid with, subject to various exceptions, (a) 100% of the net cash proceeds of all non-ordinary course asset sales or dispositions and insurance proceeds, (b) 100% of the net cash proceeds of issuances of indebtedness and (c) 50% of annual excess cash flow (with stepdowns to 25% and 0% based on total net leverage ratio levels).  Voluntary prepayments of the Term Loan will be permitted at any time without premium or penalty other than (a) customary “breakage” costs with respect to LIBOR borrowings and (b) a 1.00% call protection premium applicable to certain “repricing transactions” occurring on or prior to the date that is six months after the Merger Date.

The Revolver matures five years after the Merger Date.  Voluntary reductions of the unused portion of the Revolver will be allowed at any time. The Revolver includes a total net leverage ratio covenant, tested on a quarterly basis, of no more than 4.50:1.00, to step down to 4.00:1.00 at the fiscal quarter ended December 31, 2018.

Interest on the Term Loan and Revolver accrues at a per annum rate of either (at our option) (a) LIBOR plus a spread or (b) the alternate base rate plus a spread.  The spread will vary depending on the Company’s total net leverage ratio [the ratio of debt (less up to $150 million of cash) to EBITDA for the most recent four fiscal quarter period], as follows:

	Term Loan		Revolver
Leverage Ratio	Applicable Margin for Eurodollar Loans	Applicable Margin for ABR Loans	Applicable Margin for Eurodollar Loans	Applicable Margin for ABR Loans
Greater than or equal to 2.50x	4.00%	3.00%	3.75%	2.75%
Greater than or equal to 2.0x and less than 2.50x	3.75%	2.75%	3.50%	2.50%
Greater than or equal to 1.50x and less than 2.0x	3.50%	2.50%	3.25%	2.25%
Less than 1.50x	3.25%	2.25%	3.00%	2.00%

The debt agreement provides that the interest rate spreads set forth in the table above will each be reduced by 0.25% if our corporate credit ratings issued in connection with the initial syndication of the Term Loan and Revolver are BB- (with a stable or better outlook) or higher and Ba3 (with a stable or better outlook) or higher from S&P and Moody’s, respectively.  As of the date hereof, S&P and Moody’s have announced that our ratings of the combined company are at or above such levels.

The Term Loan and Revolver are guaranteed by all of our wholly owned material restricted subsidiaries (including Bison Merger Sub, LLC, as successor to Fairmount Santrol, and all of the wholly owned material restricted subsidiaries of Fairmount Santrol), subject to certain exceptions.  In addition, subject to various exceptions, the Term Loan and Revolver are secured by substantially all of the assets of the Company and each other guarantor, including but not limited to (a) a perfected first-priority pledge of all of the capital stock held by the Company or any other guarantor of each existing or subsequently acquired or organized wholly owned restricted subsidiary (no more than 65% of the voting stock of any foreign subsidiary) and (b) perfected first-priority security interests in substantially all of the tangible and intangible assets of the Company and each guarantor.

The Term Loan and Revolver contain customary representations and warranties, affirmative covenants, negative covenants and events of default.  Negative covenants will include, among others, limitations on debt, liens, asset sales, mergers, consolidations and fundamental changes, dividends and repurchases of equity securities, repayments or redemptions of subordinated debt, investments, transactions with affiliates, restrictions on granting liens to secure obligations, restrictions on subsidiary distributions, changes in the conduct of the business, amendments and waivers in organizational documents and junior debt instruments and changes in the fiscal year.

In addition, the credit agreement permits us to add one or more incremental term loan facilities and/or increase the commitments under the Revolver in an aggregate principal amount up to the sum of (x) $250 million, plus (y) an amount of incremental facilities so that, after giving effect to any such incremental facility, on a pro forma basis, the total net leverage ratio would not exceed 2.75:1.00, plus (z) an amount equal to all voluntary prepayments of the Term Loan. In addition to incremental term loan facilities and Revolver increases, this incremental credit capacity can be allowed to be utilized in the form of (a) senior unsecured notes or loans, subject to a pro forma total net leverage ratio of up to 3.75:1.00, (b) senior secured notes or loans that are secured by the collateral on a junior basis, subject to a pro forma total net leverage ratio of up to 3.25:1.00, or (c) senior secured notes that are secured by the collateral on a pari passu basis, subject to a pro forma total net leverage ratio of up to 2.75:1.00.

The proceeds of the Term Loan were used to primarily repay certain debt of Fairmount Santrol and Unimin, which included additional debt incurred to fund the Cash Redemption and to pay $170 million to Fairmount Santrol stockholders as part of the Merger.

See Note 7 in the condensed consolidated financial statements included in this Report for further detail.

As of June 30, 2018, we had outstanding term loan borrowings of $1.65 billion and cash on hand of $136.4 million.  In addition, our Revolver can provide additional liquidity, if needed.  As of June 30, 2018, we had $200.0 million of availability under our Revolver with $14.6 million committed to letters of credit, leaving net availability at $185.4 million.

Our operations are capital-intensive and future capital expenditures are expected to be substantial.  As of the date of this Report, we believe that our cash on-hand, cash generated from operations, and amounts available under our Revolver will be sufficient to meet cash obligations, including working capital requirements, anticipated capital expenditures, and scheduled debt service over the next 12 months.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and represents a measure of liquidity.  Covia’s working capital was $466.4 million at June 30, 2018 and $468.7 million at December 31, 2017.   The decrease in working capital is primarily due to the effects of purchase accounting.

Cash Flow Analysis

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, and the effect of changes in working capital.

Net cash provided by operating activities was $85.6 million for the six months ended June 30, 2018 compared with $86.0 million provided in the six months ended June 30, 2017.  This $0.4 million variance was primarily the result of a $12.8 million increase in net income, a $15.6 million increase in depreciation, depletion, and amortization expense (largely due to purchase accounting adjustments), a $12.3 million noncash write-off of assets under construction, and $9.8 million in other net increases to reconcile net income to net cash provided by operating activities, which was more than offset by a $50.9 million use of working capital.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.  Capital expenditures generally are for expansions of production or terminal capacities, or for stripping costs.  Maintenance capital expenditures generally are for asset replacement and health, safety, and quality improvements.

Net cash used in investing activities was $211.2 million for the six months ended June 30, 2018 compared to $28.8 million used for the six months ended June 30, 2017.  The $182.4 million variance was primarily the result of Merger-related cash flows, such as the $31.0 million transferred to HPQ Co., and $64.6 million in net payments to Fairmount Santrol stockholders.  Additionally, capital expenditures increased $86.5 million.

Capital expenditures of $115.7 million in the six months ended June 30, 2018 were primarily focused on construction of new facilities in West Texas, completion of the expansion of the Utica, Illinois, and Oregon facilities to support growth in the Energy segment, and expanding capacity at the Canoitas facility in Mexico.  Capital expenditures were $29.2 million in the six months ended June 30, 2017 and were primarily focused on a new enterprise resource planning (“ERP”) system and a tailings system in Kasota, Minnesota.

For the second half of 2018, we expect capital expenditures to be in a range of $110 million to $130 million.  This primarily includes maintenance capital expenditures and greenfield mine projects in West Texas and Oklahoma.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings under our Term Loan and repayments of debt of Unimin and Fairmount Santrol, in addition to the Cash Redemption payment, as a result of the Merger.

Net cash used in financing activities was $47.3 million in the six months ended June 30, 2018 compared to $0.4 million used in the six months ended June 30, 2017.  The $46.9 million variance is due to borrowing the $1.65 billion Term Loan, partially offset by $1.11 billion in payments on Unimin and Fairmount Santrol debts, a $520.4 million Cash Redemption payment, and $41.2 million in Merger related debt refinancing fees.

Seasonality

Our business is affected to some extent by seasonal fluctuations in weather that impact our production levels and our customers’ business needs.  For example, our Energy segment sales levels are lower in the first and fourth quarters due to lower market demand as adverse weather tends to slow oil and gas operations to varying degrees depending on the severity of the weather.  In addition, our inability to mine and process sand year-round at certain of our surface mines results in a seasonal build-up of inventory as we mine sand to build a stockpile that will feed our drying facilities during the winter months.  Additionally, in the second and third quarters, we sell more sand to our customers in our Industrial segment’s end markets due to the seasonal rise in demand driven by more favorable weather conditions.

Inflation

We conduct the majority of our business operations in the U.S., Canada, and Mexico.  During the six months ended June 30, 2018, certain inflationary pressures in Mexico impacted costs during the period relative to the six months ended June 30, 2017.

Off-Balance Sheet Arrangements

We have no undisclosed off-balance sheet arrangements that have or are likely to have a current or future material impact on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of June 30, 2018, we have contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, terminal operating costs, leasehold interest payments, earnout payments, and other long-term liabilities.  Substantially all of the operating lease obligations are for railcars.

There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Registration Statement on Form S-4.

Environmental Matters

We are subject to various federal, state and local laws and regulations governing, among other things, hazardous materials, air and water emissions, environmental contamination and reclamation and the protection of the environment and natural resources.  We have made, and expect to make in the future, expenditures to comply with such laws and regulations, but cannot predict the full amount of such future expenditures.  We may also incur fines and penalties from time to time associated with noncompliance with such laws and regulations.

As of June 30, 2018 and December 31, 2017, we had $17.0 million and $12.5 million, respectively, accrued for Asset Retirement Obligations, which include future reclamation costs.  There were no other significant changes with respect to environmental liabilities or future reclamation costs.

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

Recent Accounting Pronouncements

Refer to Note 1 of our unaudited condensed consolidated financial statements included in this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swaps

Due to our variable-rate indebtedness, we are exposed to fluctuations in interest rates.  We use fixed interest rate swaps to manage this exposure.  These derivative instruments are recorded on the balance sheet at their fair values.  Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedging relationship and, if it is, depending on the type of hedging relationship.  For cash flow hedges in which we are hedging the variability of cash flows related to a variable-rate liability, the effective portion of the gain or loss on the derivative instrument is reported in other comprehensive income in the periods during which earnings are impacted by the variability of the cash flows of the hedged item.  The ineffective portion of all hedges is recognized in current period earnings.

We do not use derivative financial instruments for trading or speculative purposes.  By their nature, all such instruments involve risk, including the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract (credit risk) or the possibility that future changes in market price may make a financial instrument less valuable or more onerous (market risk).  As is customary for these types of instruments, we do not require collateral or other security from other parties to these instruments.  In management’s opinion, there is no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

We formally designate and document instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP.  We assess, both at inception and for each reporting period, whether the financial instruments used in hedging transactions are effective in offsetting changes in cash flows of the related underlying exposure.

As of June 30, 2018, the fair value of the interest rate swaps was $0.8 million.

A hypothetical increase or decrease in interest rates by 1.0% on variable rate debt would have had an approximate $1.4 million impact on our interest expense in the six months ended June 30, 2018.

Credit Risk

Credit risk is defined as the risk that a third party will not fulfill its contractual obligations and, therefore, generate losses for Covia.  We are subject to risks of loss resulting from nonpayment or nonperformance by our customers.  In the six months ended June 30, 2018 and 2017, one customer exceeded 10% of revenues.  This customer accounted for 13% of our revenues in the six months ended June 30, 2018 and 2017.  At June 30, 2018 and December 31, 2017, we had one customer whose receivable balance exceeded 10% of total receivables.  Approximately 15% and 13% of our accounts receivable balance at June 30, 2018 and December 31, 2017, respectively, was from this customer.  We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.  Credit risk is also mitigated by contracting with multiple counterparties and limiting exposure to individual counterparties to clearly defined limits based upon the risk of counterparty default.

Despite examining our customers’ credit worthiness, we may still experience delays or failures in customer payments.  Some of our customers have reported experiencing financial difficulties.  With respect to customers that may file for bankruptcy protection, we may not be able to collect sums owed to us by these customers and also may be required to refund pre-petition amounts paid to us during the preference period (typically 90 days) prior to the bankruptcy filing.

Foreign Currency Risk

We are subject to market risk related to foreign currency exchange rate fluctuations.  Revenues from international operations represented 13% and 19% of our revenues for the six months ended June 30, 2018 and 2017, respectively.  A portion of our business is transacted in currencies other than the functional currency, including the Canadian dollar and Mexican peso.  Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. dollar-denominated revenues with operating expenses that are paid in the same currencies.  To date, foreign currency fluctuations have not had a material impact on results from operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) (principal executive officer) and the Chief Financial Officer (“CFO”) (principal financial officer), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2018.  Our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting for the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 1, 2018, Unimin and Fairmount Santrol merged to form Covia.  Refer to Note 1 and Note 2 of the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2018 included elsewhere in this Quarterly Report on Form 10-Q.  We are currently in the process of integrating internal controls and procedures of the predecessor entities into internal controls over financial reporting.  As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will assess the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2019.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of June 30, 2018, we were subject to approximately 141 active silica exposure cases.  Many of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in the states of Ohio and Mississippi, although cases have been brought in many other jurisdictions over the years.  In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of a percentage of the defense costs.  Based on information currently available, management cannot reasonably estimate a loss at this time.  Although the outcomes of these claims cannot be predicted with certainty, in our view, none of these cases, individually or in the aggregate are reasonably possible to have a material adverse effect on our business, financial condition, and results of operations.

Beginning on April 24, 2018, alleged stockholders of Fairmount Santrol filed class actions against Fairmount Santrol and its directors in the United States District Courts for the Northern District of Ohio and for the District of Delaware.  The lawsuits generally alleged that Fairmount Santrol and its directors violated the federal securities laws by issuing allegedly misleading disclosures in connection with the Merger.  The lawsuits sought, among other things, to enjoin the special meeting at which stockholders of Fairmount Santrol were scheduled to vote on, among other items, a proposal to adopt the Merger agreement.

On May 14, 2018, counsel for the plaintiffs and counsel for the defendants entered into a memorandum of understanding that, among other things, provided for the dissemination of additional information to Fairmount Santrol stockholders and for dismissal with prejudice of the lawsuits.  On May 15, 2018, Fairmount Santrol disseminated the supplemental disclosures to Fairmount Santrol stockholders through a current report on Form 8-K.  Also on May 15, 2018, the plaintiffs withdrew their pending motions for a preliminary injunction.  On May 25, 2018, at a special meeting of the stockholders of Fairmount Santrol, the holders of the majority of the outstanding shares of Fairmount Santrol voted to approve the Merger, among other things.  On June 1, 2018, the Merger was effected pursuant to the Merger agreement.  Pursuant to the memorandum of understanding, the parties are preparing a stipulation of settlement and other documentation to submit to the Court for approval.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our Registration Statement on Form S-4.  There have been no material changes to the risk factors previously reported.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Our safety program establishes a system for promoting a safety culture that encourages incident prevention and continually strives to improve our safety and health performance.  Our safety program includes as its domain all established safety and health specific programs and initiatives for the Company’s compliance with all local, state and federal legislation, standards, and regulations as they apply to a safe and healthy employee, stakeholder, and work environment.

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

Covia Holdings Corporation is required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95.1 and is incorporated by reference into this Report.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The Exhibits to this Report are listed in the Exhibit Index.

COVIA HOLDINGS CORPORATION

EXHIBIT INDEX

The following Exhibits are filed with this Quarterly Report on Form 10-Q or are incorporated by reference to a prior filing in accordance with Rule 12b-32 under the Securities and Exchange Act of 1934.  All Exhibits not so designated are incorporated by reference to a prior filing as indicated.

(x)  Filed herewith

Exhibit No.	Description

2.1

Business Contribution Agreement, dated as of May 31, 2018, by and among Unimin Corporation, SCR-Sibelco NV and Sibelco North America, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

3.1

Amended and Restated Certificate of Incorporation of Covia Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

3.2	Amended and Restated Bylaws of Covia Holdings Corporation incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

4.1

Stockholders Agreement, dated as of June 1, 2018, by and among Covia Holdings Corporation, SCR-Sibelco NV and the other parties named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

4.2

Registration Rights Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.1

Redemption Agreement, dated as of May 31, 2018, by and between Unimin Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.2

Tax Matters Agreement, dated as of May 31, 2018, by and between Unimin Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.3

Distribution Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.4

Distribution Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.5

Exclusive Agency Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.6

Exclusive Agency Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.7

Non-Compete Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.8

Transition Services Agreement, dated as of May 31, 2018, by and between Unimin Corporation and Sibelco North America, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

Exhibit No.	Description

10.9

Transition Services Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.10

Credit and Guarantee Agreement, dated as of June 1, 2018, by and among Covia Holdings Corporation, Barclays Bank PLC and BNP Paribas Securities Corp. as lead arrangers and joint bookrunners, and the other parties named therein (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.11

Pledge and Security Agreement, dated as of June 1, 2018, by and among Covia Holdings Corporation, Barclays Bank PLC and BNP Paribas Securities Corp. and the other parties named therein (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.12

Trademark License Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.13

Trademark Assignment Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and Sibelco Nederland NV (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.14

Patent License Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.15

Patent License Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.16

Patent License Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.17

Patent License Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.18

Patent License Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.19

Patent License Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.20

Redemption Agreement, related to the Cash Redemption, by and between Unimin Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.21

Intercompany Note, related to the Cash Redemption, by and between Unimin Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.22	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

10.23	2018 Omnibus Incentive Plan of Covia Holdings Corporation (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of the Company, filed with the Commission on June 6, 2018).

Exhibit No.	Description

10.24

Form of FMSA Holdings Inc. Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the registration statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the Commission on September 18, 2014).

10.25

Form of Stock Option Agreement for FMSA Holdings Inc. Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the registration statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the Commission on September 18, 2014).

10.26

Amendment I to the FMSA Holdings Inc. Long Term Incentive Compensation Plan Stock Option Agreement (incorporated by reference to Exhibit 10.13 to the registration statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the Commission on September 18, 2014).

10.27

Form of FMSA Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.14 to the registration statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the Commission on September 18, 2014).

10.28

Form of Stock Option Agreement for FMSA Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.15 to the registration statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the Commission on September 18, 2014).

10.29

Amendment I to the FMSA Holdings Inc. Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the registration statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the Commission on September 18, 2014).

10.30

Fairmount Santrol Holdings Inc. 2014 Long Term Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement of Fairmont Santrol Holdings Inc., filed with the Commission on April 6, 2017).

10.31

Form of Stock Option Agreement for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the registration statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the Commission on September 18, 2014).

10.32

Form of Notice of Grant of Stock Option for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the registration statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the Commission on September 18, 2014).

10.33

Form of Restricted Stock Unit Agreement for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the registration statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the Commission on September 18, 2014).

10.34

Form of Notice of Grant of Restricted Stock Unit for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.22 to the registration statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the Commission on September 18, 2014).

10.35

Omnibus Amendment to Outstanding Stock Option Agreements under the FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Fairmont Santrol Holdings Inc., filed with the Commission on December 16, 2015).

10.36

Omnibus Amendment to Outstanding Restricted Stock Unit Agreements under the FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Fairmont Santrol Holdings Inc., filed with the Commission on December 16, 2015).

10.37

Omnibus Amendment to Outstanding Stock Option Agreements under FMSA Holdings Inc. 2006 Long Term Incentive Compensatory Plan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Fairmont Santrol Holdings Inc., filed with the Commission on November 3, 2016).

10.38

Omnibus Amendment to Outstanding Stock Option Agreements under FMSA Holdings Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Fairmont Santrol Holdings Inc., filed with the Commission on November 3, 2016).

Exhibit No.	Description

10.39

Amended and Restated Omnibus Amendment to Outstanding Stock Option Agreements under FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Fairmont Santrol Holdings Inc., filed with the Commission on November 3, 2016).

10.40

Amendment No. 1 to the FMSA Holdings Inc. 2014 Long Term Incentive Plan, dated February 1, 2017, by Fairmount Santrol Holdings Inc. (incorporated by reference to Exhibit 10.37 to the annual report on Form 10-K of Fairmount Santrol Holdings Inc., filed with the Commission on March 9, 2017).

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

Covia Holdings Corporation (Registrant)

By:	/s/ Andrew D. Eich
Andrew D. Eich
Executive Vice President and Chief Financial Officer

Date:	August 14, 2018