Form 10-Q
period 2018-09-30
Covia Holdings Corp
filed 2018-11-14
CIK 1722287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of Common Stock outstanding, par value $0.01 per share, as of November 12, 2018:  131,186,462

Covia Holdings Corporation and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues	$523,368	$347,808	$1,401,607	$959,199
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	405,602	244,694	1,021,232	694,110

Operating expenses
Selling, general and administrative expenses	43,164	24,210	99,765	66,255
Depreciation, depletion and amortization expense	68,584	24,639	132,459	72,197
Goodwill and other asset impairments	265,343	-	277,643	-
Restructuring charges	14,750	-	14,750	-
Other operating expense (income), net	(974)	(6)	(330)	1,830
Operating income (loss) from continuing operations	(273,101)	54,271	(143,912)	124,807

Interest expense, net	23,530	5,104	35,325	12,634
Other non-operating expense, net	9,043	1,374	56,159	4,449
Income (loss) from continuing operations before provision (benefit) for income taxes	(305,674)	47,793	(235,396)	107,724

Provision (benefit) for income taxes	(16,848)	20,090	(524)	36,460
Net income (loss) from continuing operations	(288,826)	27,703	(234,872)	71,264
Less: Net income (loss) from continuing operations attributable to the non-controlling interest	(32)	-	74	-
Net income (loss) from continuing operations attributable to Covia Holdings Corporation	(288,794)	27,703	(234,946)	71,264

Income from discontinued operations, net of tax	-	2,441	12,587	12,521

Net income (loss) attributable to Covia Holdings Corporation	$(288,794)	$30,144	$(222,359)	$83,785

Continuing operations earnings (loss) per share
Basic	$(2.20)	$0.23	$(1.90)	$0.60
Diluted	(2.20)	0.23	(1.90)	0.60

Earnings (loss) per share
Basic	(2.20)	0.25	(1.80)	0.70
Diluted	$(2.20)	$0.25	$(1.80)	$0.70

Weighted average number of shares outstanding
Basic	131,154	119,645	123,604	119,645
Diluted	131,154	119,645	123,604	119,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net income (loss) from continuing operations	$(288,826)	$27,703	$(234,872)	$71,264
Income from discontinued operations, net of tax	-	2,441	12,587	12,521
Net income (loss) before other comprehensive income (loss)	(288,826)	30,144	(222,285)	83,785
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	5,195	(863)	5,529	13,436
Employee benefit obligations	2,958	1,333	11,279	4,320
Amortization and change in fair value of derivative instruments	1,180	-	1,180	-
Total other comprehensive income, before tax	9,333	470	17,988	17,756
Provision for income taxes related to items of other comprehensive income	950	400	3,093	1,296
Comprehensive income (loss), net of tax	(280,443)	30,214	(207,390)	100,245
Comprehensive income (loss) attributable to the non-controlling interest	(32)	-	74	-
Comprehensive income (loss) attributable to Covia Holdings Corporation	$(280,411)	$30,214	$(207,464)	$100,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$155,407	$308,059
Accounts receivable, net of allowance for doubtful accounts of $5,031 and $3,682
at September 30, 2018 and December 31, 2017, respectively	320,299	219,719
Inventories, net	167,731	79,959
Other receivables	31,373	27,963
Prepaid expenses and other current assets	23,988	16,322
Current assets of discontinued operations	-	66,906
Total current assets	698,798	718,928

Property, plant and equipment, net	2,772,264	1,136,104
Deferred tax assets, net	12,170	7,441
Goodwill	135,763	53,512
Intangibles, net	159,512	25,596
Other non-current assets	25,733	2,416
Non-current assets of discontinued operations	-	96,101
Total assets	$3,804,240	$2,040,098

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$20,126	$50,045
Accounts payable	133,937	101,983
Accrued expenses	104,147	88,208
Current liabilities of discontinued operations	-	10,027
Total current liabilities	258,210	250,263

Long-term debt	1,612,412	366,967
Employee benefit obligations	97,136	97,798
Deferred tax liabilities, net	252,240	62,614
Other non-current liabilities	98,841	29,057
Non-current liabilities of discontinued operations	-	8,084
Total liabilities	2,318,839	814,783

Commitments and contingent liabilities (Note 16)
Equity
Preferred stock: $0.01 par value, 15,000 authorized shares at September 30, 2018
Shares outstanding: 0 at September 30, 2018 and December 31, 2017	-	-
Common stock: $0.01 par value, 750,000 and 178,000 authorized shares at September 30, 2018 and December 31, 2017, respectively
Shares issued: 158,195 at September 30, 2018 and December 31, 2017
Shares outstanding: 131,171 and 119,645 at September 30, 2018 and
December 31, 2017, respectively	1,777	1,777
Additional paid-in capital	385,513	43,941
Retained earnings	1,696,098	1,918,457
Accumulated other comprehensive loss	(113,333)	(128,228)
Total equity attributable to Covia Holdings Corporation before treasury stock	1,970,055	1,835,947
Less: Treasury stock at cost
Shares in treasury: 27,024 and 38,550 at September 30, 2018
and December 31, 2017, respectively	(485,181)	(610,632)
Total equity attributable to Covia Holdings Corporation	1,484,874	1,225,315
Non-controlling interest	527	-
Total equity	1,485,401	1,225,315
Total liabilities and equity	$3,804,240	$2,040,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity attributable to Covia Holdings Corporation
			Additional		Accumulated Other				Non-
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock Shares	Capital	Earnings	Loss	Stock	Stock Shares	Subtotal	Interest	Total
	(in thousands)
Balances at December 31, 2016	$1,777	119,645	$43,941	$1,753,831	$(118,499)	$(610,632)	38,550	$1,070,418	$-	$1,070,418
Net income	-	-	-	83,785	-	-	-	83,785	-	83,785
Other comprehensive income	-	-	-	-	16,460	-	-	16,460	-	16,460
Balances at September 30, 2017	$1,777	119,645	$43,941	$1,837,616	$(102,039)	$(610,632)	38,550	$1,170,663	$-	$1,170,663

Balances at December 31, 2017	$1,777	119,645	$43,941	$1,918,457	$(128,228)	$(610,632)	38,550	$1,225,315	$-	$1,225,315
Net loss	-	-	-	(222,359)	-	-	-	(222,359)	74	(222,285)
Other comprehensive income	-	-	-	-	14,895	-	-	14,895	-	14,895
Distribution of HPQ Co. to Sibelco	-	(15,097)	-	-	-	(162,109)	15,097	(162,109)	-	(162,109)
Cash Redemption	-	(18,528)	-	-	-	(520,377)	18,528	(520,377)	-	(520,377)
Consideration transferred for share-based awards	-	-	40,414	-	-	-	-	40,414	-	40,414
Issuance of Covia common stock to Fairmount Santrol Holdings Inc. stockholders	-	45,044	296,221	-	-	807,026	(45,044)	1,103,247	-	1,103,247
Share-based awards exercised or distributed	-	107	(910)	-	-	911	(107)	1	-	1
Stock compensation expense	-	-	5,847	-	-	-	-	5,847	-	5,847
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	453	453
Balances at September 30, 2018	$1,777	131,171	$385,513	$1,696,098	$(113,333)	$(485,181)	27,024	$1,484,874	$527	$1,485,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net income (loss) attributable to Covia Holdings Corporation	$(222,359)	$83,785
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	138,460	81,019
Prepayment penalties on Senior Notes	2,213	-
Goodwill and other asset impairments	277,643	-
Restructuring charges, net of cash paid	14,327	-
Inventory write-downs	6,744	-
Gain on disposal of fixed assets	(90)	-
Change in fair value of interest rate swaps, net	(2,658)	-
Deferred income tax provision (benefit)	(9,234)	6,172
Stock compensation expense	5,847	-
Net income from non-controlling interest	74	-
Other, net	(3,226)	188
Change in operating assets and liabilities, net of business combination effect:
Accounts receivable	53,533	(57,193)
Inventories	10,511	9,333
Prepaid expenses and other assets	(806)	790
Accounts payable	(32,628)	(1,037)
Accrued expenses	(48,091)	3,438
Net cash provided by operating activities	190,260	126,495

Cash flows from investing activities
Proceeds from sale of fixed assets	862	413
Capital expenditures	(188,424)	(51,107)
Cash of HPQ Co. distributed	(31,000)	-
Payments to Fairmount Santrol Holdings Inc. shareholders, net of cash acquired	(64,697)	-
Other investing activities	-	33
Net cash used in investing activities	(283,259)	(50,661)

Cash flows from financing activities
Proceeds from borrowings on Term Loan	1,650,000	49,815
Payments on Term Loan	(4,125)	-
Prepayment on Unimin Term Loans	(314,642)	(221)
Prepayment on Senior Notes	(100,000)	-
Prepayment on Fairmount Santrol Holdings Inc. term loan	(695,625)	-
Fees for Term Loan and Senior Notes prepayment	(36,733)	-
Payments on capital leases and other long-term debt	(35,574)	-
Fees for Revolver	(4,500)	-
Cash Redemption payment	(520,377)	-
Proceeds from share-based awards exercised or distributed	1	-
Tax payments for withholdings on share-based awards exercised or distributed	(289)	-
Dividends paid	-	(50,000)
Net cash used in financing activities	(61,864)	(406)

Effect of foreign currency exchange rate changes	2,211	872
Increase (decrease) in cash and cash equivalents	(152,652)	76,300

Cash and cash equivalents:
Beginning of period	308,059	183,361
End of period	$155,407	$259,661

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$(41,590)	$(11,890)
Income taxes paid	(10,790)	(22,768)
Non-cash investing activities:
Decrease in accounts payable for additions to property, plant, and equipment	$(22,075)	$(3,063)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

1.	Business and Summary of Significant Accounting Policies

Nature of Operations

Covia Holdings Corporation, including its consolidated subsidiaries (collectively, the “Company” or “Covia”) is a leading provider of minerals and material solutions for the Industrial and Energy markets.  The Company’s Industrial segment provides diversified mineral solutions to the glass, ceramics, coatings, polymers, construction, water filtration, sports and recreation markets.  The Company offers its Energy customers a selection of proppant solutions, additives, and coated products to enhance well productivity and to address both surface and down-hole challenges in all well environments.  Covia offers a broad array of high-quality products, including high-purity silica sand, nepheline syenite, feldspar, clay, kaolin, lime, resin systems and coated materials, delivered through its comprehensive distribution network.

Merger of Unimin Corporation and Fairmount Santrol Holdings Inc.

On June 1, 2018 (the “Merger Date”), Unimin Corporation (“Unimin”) completed its previously announced transaction (the “Merger”) with Fairmount Santrol Holdings Inc. (“Fairmount Santrol”).  Upon closing of the Merger, Fairmount Santrol was merged into a wholly-owned subsidiary of Unimin and ceased to exist as a separate corporate entity.  Unimin changed its name and began operating as Covia.  Fairmount Santrol common stock was delisted from the New York Stock Exchange (“NYSE”) prior to the market opening on June 1, 2018 and Covia commenced trading under the ticker symbol “CVIA” as of that date.  Fairmount Santrol stockholders in the aggregate (including holders of certain Fairmount Santrol equity awards) received $170,000 in cash consideration and approximately 35% of the common stock of Covia.  Approximately 65% of Covia common stock is owned by SCR-Sibelco NV (“Sibelco”), previously the parent company of Unimin.  See Note 2 for further discussion of the Merger.

In connection with the Merger, the Company completed a debt refinancing transaction, with Barclays Bank PLC as administrative agent, by entering into a $1,650,000 senior secured term loan (“Term Loan”) and a $200,000 revolving credit facility (“Revolver”).  The proceeds of the Term Loan were used to repay the indebtedness of Unimin and Fairmount Santrol and to fund the cash consideration and expenses related to the Merger.  See Note 7 for further discussion of the refinancing transaction and terms of such indebtedness.

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

Costs and expenses incurred related to the Merger are recorded in Other non-operating expense, net in the accompanying Condensed Consolidated Statements of Income and include legal, accounting, valuation and financial advisory services, integration and other costs totaling $5,600 and $49,823 for the three and nine months ended September 30, 2018, respectively.  As of September 30, 2018, accrued Merger related costs and expenses of $4,816 are included in Accrued expenses in the accompanying Condensed Consolidated Balance Sheet.  The Company did not incur Merger-related expenses in the three and nine months ended September 30, 2017.

Unimin was determined to be the acquirer for accounting purposes, and the historical financial statements and the historical amounts included in the notes to the financial statements relate to Unimin.  The Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 include the results of Fairmount Santrol from the Merger Date.  The Condensed Consolidated Balance Sheet at September 30, 2018 reflects Covia; however, the Condensed Consolidated Balance Sheet at December 31, 2017 reflects Unimin only.  The presentation of information for periods prior to the Merger Date are not fully comparable to the presentation of information for periods presented after the Merger Date because the results of operations for Fairmount Santrol are not included in such information prior to the Merger Date.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Reclassifications

Certain reclassifications of prior period presentations have been made to conform to the current period presentation.

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) and disclosures necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows of the reported interim periods.  The Condensed Consolidated Balance Sheet as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP.  Interim results are not necessarily indicative of the results to be expected for the full year or any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto as and for each of the three years in the period ended December 31, 2017, which are included in Unimin’s Amendment No. 2 to Form S-4 Registration Statement as filed with the Securities and Exchange Commission (“SEC”) on April 23, 2018 (the “Form S-4”), and information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”).

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash as well as liquid investments with original maturities of three months or less.  The Company’s cash and cash equivalents are held on deposit and are available to the Company on demand without restriction, prior notice, or penalty.

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

On January 1, 2018, the Company adopted ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606).  The adoption did not require a cumulative adjustment to opening retained earnings and did not have a material impact on revenues for the nine months ended September 30, 2018.  Revenues are recognized as each performance obligation within the contract is satisfied; this occurs with the transfer of control of the Company’s product in accordance with delivery methods as defined in the underlying contract.  Transfer of control to customers generally occurs when products leave the Company’s facilities or at other predetermined control transfer points.  The Company has elected to continue to account for shipping and handling activities that occur after control of the related good transfers, as a cost of fulfillment instead of a separate performance obligation.  Transportation costs to move product from the Company’s production facilities to its distribution terminals are borne by the Company and capitalized into inventory.  These costs are included in cost of goods sold as the products are sold.  The Company’s contracts may include one or multiple distinct performance obligations.  Revenues are assigned to each performance obligation based on its relative standalone selling price, which is generally the contractually-stated price.

The Company’s products may be sold with rebates, discounts, take-or-pay provisions, or other features which are accounted for as variable consideration.  Rebates and discounts are not material and have not been separately disclosed.  Contracts that contain take-or-pay provisions obligate customers to pay shortfall payments if the required volumes, as defined in the contracts, are not purchased.  Shortfall payments are recognized as revenues when the likelihood of the customer purchasing the minimum volume becomes remote, subject to renegotiation of the contract and collectability.  At September 30, 2018 and December 31, 2017, the Company had no accounts receivable related to shortfall payments.

The Company disaggregates revenues by major source consistent with its segment reporting.  See Note 18 for further detail.

Accounts Receivable

Accounts receivable as presented in the consolidated balance sheets are related to the Company’s contracts and are recorded when the right to consideration becomes likely at the amount management expects to collect.  Accounts receivable do not bear interest if paid when contractually due, and payments are generally due within thirty to forty-five days of invoicing.  The Company typically does not record contract assets, as the transfer of control of its products results in an unconditional right to receive consideration.

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

Concentration of Credit Risk

At September 30, 2018, the Company had two customers whose accounts receivable balances exceeded 10% of total accounts receivable.  Approximately 13% and 10% of the accounts receivable balance at September 30, 2018 was from these two customers, respectively.  At December 31, 2017, the Company had one customer whose accounts receivable balance exceeded 10% of total accounts receivable.  Approximately 13% of the Company’s accounts receivable balance at December 31, 2017 was from this customer.

Asset Retirement Obligation

The Company estimates the future cost of dismantling, restoring, and reclaiming operating excavation sites and related facilities in accordance with federal, state, and local regulatory requirements.  The Company records the initial estimated present value of these costs as an asset retirement obligation and increases the carrying amount of the related asset by a corresponding amount.  The related asset is classified as property, plant, and equipment and

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

amortized over its useful life.  The Company adjusts the related asset and liability for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.  Cost estimates are escalated for inflation, then discounted at the credit adjusted risk free rate.  If the asset retirement obligation is settled for more or less than the carrying amount of the liability, a loss or gain will be recognized in the period the obligation is settled.  As of September 30, 2018 and December 31, 2017, the Company had asset retirement obligations of $28,992 and $12,472, respectively.  The Company recognized accretion expense of $789 and $1,055 in the three months ended September 30, 2018 and 2017, respectively, and $1,808 and $1,431 in the nine months ended September 30, 2018 and 2017, respectively.  These amounts are included in Other operating expense (income), net in the Condensed Consolidated Statements of Income.  Other than those asset retirement obligations that were assumed and recorded in connection with the Merger and accretion expense, there were no changes in the liability during these interim periods.  The Company is still evaluating the fair value of the asset retirement obligation assumed in the Merger.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 – Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09 supersedes the revenue recognition requirements in Topic 605 – Revenue Recognition and clarifies the principles for recognizing revenue and creates common revenue recognition guidance between GAAP and International Financial Reporting Standards.  Revenues are recognized when customers obtain control of promised goods or services and at an amount that reflects the consideration expected to be received in exchange for such goods or services.  In addition, ASU 2014-09 requires disclosure of the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers.

On January 1, 2018, the Company adopted ASU 2014-09 for all contracts which were not completed as of January 1, 2018 using the modified retrospective transition method.  The adoption did not require a cumulative adjustment to opening retained earnings and did not have a material impact on revenues for the nine months ended September 30, 2018.

In March 2016, the FASB issued ASU No. 2016-09 – Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplifies the accounting treatment for excess tax benefits and deficiencies, forfeitures, and cash flow considerations related to share-based payment transactions.  ASU 2016-09 requires all tax effects of share-based payments to be recorded through the income statement, windfall tax benefits to be recorded when the benefit arises, and excess tax benefits-related cash flows to be reported as operating activities in the statement of cash flows.  Regarding withholding requirements, ASU 2016-09 allows entities to withhold an amount up to the employees’ maximum individual tax rates without classifying the award as a liability.  Such withholdings are to be recorded as financing activities in the statement of cash flows.  ASU 2016-09 also permits entities to make an accounting policy election for the impact of forfeitures on expense recognition, either recognized when forfeitures are estimated or when forfeitures occur.  On January 1, 2018, the Company adopted ASU 2016-09, and elected to recognize forfeitures when they occur.  The adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In March 2017, the FASB issued ASU No. 2017-07 – Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  ASU 2017-07 requires that an employer report the service cost component in the same line item in the income statement as other compensation costs arising from services rendered by the pertinent employees during the period as well as appropriately described relevant line items.  ASU 2017-07 also disallows capitalization of the other components of net

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

periodic benefit costs and requires those costs to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations.  ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted.  Companies are required to retrospectively apply the requirement for a separate presentation in the income statement of service costs and other components of net benefit cost and prospectively adopt the requirement to limit the capitalization of benefit costs to the service component.  Application of a practical expedient is allowed permitting an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  The Company adopted ASU 2017-07 as of January 1, 2018 and utilized the practical expedient to estimate the impact on the prior comparative period information presented in the interim and annual financial statements.  Previously, the Company capitalized all net periodic benefit costs incurred for plant personnel in inventory and recorded the majority of net periodic benefit costs incurred by corporate personnel and retirees into selling, general, and administrative expenses.  After the adoption, the Company records all components of net periodic benefit costs, aside from service costs, as a component of Other non-operating expense, net in the Condensed Consolidated Statements of Income.  The following is a reconciliation of the effect of the reclassification of the net benefit cost in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	$245,779	$(1,085)	$244,694	$697,366	$(3,256)	$694,110
Selling, general and administrative expenses	24,813	(603)	24,210	68,063	(1,808)	66,255
Other non-operating expense, net	$3,416	$1,688	$5,104	$7,570	$5,064	$12,634

In August 2017, the FASB issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.  Subject matters addressed include risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectiveness, and effectiveness testing.  All transition requirements and elections should be applied to existing hedging relationships as of the date of adoption and reflected as of the beginning of the fiscal year of adoption.  On August 1, 2018, the Company entered into hedge accounting for its interest rate swaps and elected to early adopt ASU 2017-12 at the date of designation.  The adoption did not result in a cumulative effect adjustment in the Condensed Consolidated Balance Sheets.  See Note 10 for further detail.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 – Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize assets and liabilities on their consolidated balance sheet related to the rights and obligations created by most leases, while continuing to recognize expense on their consolidated statements of income over the lease term.  ASU 2016-02 also requires disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases.  ASU 2016-02 is effective for fiscal years and related interim periods beginning after December 15, 2018, with early adoption permitted, and mandates a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period in the consolidated financial statements.  The FASB issued ASU-2018-11 – Leases (Topic 842) which provides a practical expedient that allows companies to use an optional transition method.  Under the optional transition method, a cumulative adjustment to retained earnings during the period of adoption is recorded and prior periods would not require restatement.  The Company will elect this practical expedient.  The Company believes the adoption will likely have a material impact on its consolidated financial statements for the recognition of certain operating leases as right-of-use assets and lease liabilities and the Company is in the process of analyzing its lease portfolio and business processes to comply with adoption.

In June 2016, the FASB issued ASU No. 2016-13 – Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”).  ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Additionally, ASU 2016-13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected through the use of an allowance of expected credit losses.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and requires a modified retrospective approach.  The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

In March 2018, the FASB issued ASU No. 2018-05 – Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”).  ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the Tax Cuts and Jobs Act (the “Tax Act”), which allowed companies to reflect provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but for which a reasonable estimate could be determined.  During the nine months ended September 30, 2018, the Company has not recognized any material changes to the provisional amounts recorded in the 2017 Consolidated Financial Statements included in the Form S-4, in connection with the Tax Act.  The accounting for the tax effect of the Tax Act will be finalized in the fourth quarter of 2018 as the Company completes its federal and state tax returns and incorporates any additional guidance that may be issued by U.S. tax authorities.

In June 2018, the FASB issued ASU No. 2018-07 – Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”).  ASU 2018-07 expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  Additionally, ASU 2018-07 specifies that ASC 718 applies to all share-based payments in which a grantor acquires goods or services to be used or consumed in the grantor’s own operations by issuing share-based payment awards.  Further, ASU 2018-07 clarifies that ASC 718 does not apply to share-based payments used to provide financing to the issuer or awards granted in conjunction with a contract accounted for under ASC 606.  ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 and interim periods within that fiscal year, with early adoption permitted.  The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

In June 2018, the FASB issued ASU No. 2018-09 – Codification Improvements which affects a wide variety of Topics including amendments to various Topics.  The transition and effective date of the guidance is based on the facts and circumstances of each amendment.  The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”).  ASU 2018-13 removes and modifies existing disclosure requirements on fair value measurement, namely regarding transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements.  Additionally, ASU 2018-13 adds further disclosure requirements for Level 3 fair value measurements, specifically changes in unrealized gains and losses and other quantitative information.  ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-14 – Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”).  The amendments in ASU 2018-14 remove various disclosures that no longer are considered cost-beneficial, namely amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year.  Further, ASU 2018-14 requires disclosure or clarification of the reasons for significant gains or losses related to changes in the benefit obligation for the period, as well as projected and accumulated benefit obligations in excess of plan assets.  ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and should be applied on a retrospective basis, with early adoption permitted.  The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

In August 2018, the FASB issued ASU No. 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”).  The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  ASU 2018-15 requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense.  ASU 2018-15 also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals.  ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  ASU 2018-15 should can be applied either retrospectively or prospectively to all implementation costs incurred after its adoption.  The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

In October 2018, the FASB issued ASU No. 2018-16 – Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting (“ASU 2018-16”).  The amendments in ASU 2018-16 allow the OIS rate based on SOFR as a U.S. benchmark interest rate and are an attempt to help facilitate the LIBOR to SOFR transition, as well as provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.  Since the Company early-adopted ASU 2017-12, ASU 2018-16 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  ASU 2018-16 should be applied on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption.  As previously noted, the Company early-adopted ASU 2017-12 and will apply the new guidance of ASU 2018-16 in the event the Company enters into new hedging relationships on or after December 15, 2018.

In November 2018, the FASB issued ASU No. 2018-18 – Collaborative Arrangements (Topic 808) — Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”).  The amendments in ASU 2018-18 provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for revenue under ASC 606.  ASU 2018-18 specifically addresses when the participant is a customer in the context of a unit of account, adds unit-of-account guidance in ASC 808 to align with guidance with ASC 606, and precludes presenting the collaborative arrangement transaction together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer.  ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted and should be applied retrospectively.  The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

2.	Merger and Preliminary Purchase Price Accounting

As previously noted, on June 1, 2018, Fairmount Santrol was merged into a subsidiary of Unimin, after which Fairmount Santrol ceased to exist as a separate corporate entity.  Refer to Note 1 for additional information related to the Merger.

The Merger Date fair value of consideration transferred was $1,313,660, which consisted of share-based awards, cash, and Covia common stock.  The consideration transferred to Fairmount Santrol’s stockholders included cash of $170,000.  The cash consideration for the Merger was funded through borrowings on a senior-secured term loan, as well as cash on Unimin’s balance sheet.  See Note 7 for additional information.

Fairmount Santrol operating results are included in the consolidated financial statements since the Merger Date.  The Merger qualifies as a business combination and is accounted for using the acquisition method of accounting.  In accordance with the acquisition method of accounting, the allocation of consideration transferred is preliminary and subject to adjustment until the Company completes its analysis, but not to exceed the measurement period, which is up to one year from the Merger Date.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The preliminary estimates of fair values of the assets acquired and liabilities assumed was based on information available as of the Merger Date and the Company continues to evaluate the underlying inputs and assumptions used in its valuation models.  During the third quarter of 2018, the Company refined certain underlying inputs and assumption in its valuation models.  The following table summarizes the preliminary purchase price accounting of the acquired assets and liabilities assumed as of June 1, 2018, including measurement period adjustments.

	June 1, 2018		June 1, 2018
	(as previously reported)	Adjustments	(as adjusted)
Cash and cash equivalents	$105,303	$-	$105,303
Inventories, net	107,393	612	108,005
Accounts receivable	159,373	-	159,373
Property, plant, and equipment, net	1,485,785	152,075	1,637,860
Intangible assets, net	148,830	(22)	148,808
Prepaid expenses and other assets	9,563	-	9,563
Other non-current assets	19,836	(5,773)	14,063
Total identifiable assets acquired	2,036,083	146,892	2,182,975
Debt	738,661	10,061	748,722
Other current liabilities	162,885	2,722	165,607
Deferred tax liability	163,730	28,899	192,629
Other long-term liabilities	75,529	(3,245)	72,284
Total liabilities assumed	1,140,805	38,437	1,179,242
Net identifiable assets acquired	895,278	108,455	1,003,733
Non-controlling interest	453	-	453
Goodwill	418,835	(108,455)	310,380
Total consideration transferred	$1,313,660	$-	$1,313,660

In addition to the changes in the balances noted above, the Company recorded an adjustment to increase Depreciation, depletion, and amortization expense of $2,680 during the three months ended September 30, 2018 as a result of the adjustment to property, plant, and equipment.

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

Accounts receivable, other current liabilities, non-current assets and other long-term liabilities, excluding asset retirement obligations included in other long-term liabilities, were valued at the existing carrying values as they represented the estimated fair value of those items at the Merger Date based on management’s judgement and estimates.  The adjustment to Other current liabilities includes the true-up of a pre-acquisition contingency.

Raw material inventory was valued using the cost approach.  The fair value of work-in-process inventory and finished goods inventory is a function of the estimated selling price less the sum of any cost to complete, costs of disposal, holding costs and a reasonable profit allowance.

The fair value of non-depletable land was determined using the market approach which arrives at an indication of value by comparing the land being valued to land recently acquired in arm’s-length transactions or land listings for similar uses.  Building and site improvements were valued using the cost approach in which the value is established based on the cost of reproducing or replacing the asset, less depreciation from physical deterioration, functional obsolescence and economic obsolescence, if applicable.  Personal property assets with an active and identifiable secondary market, such as mobile equipment were valued using the market approach.  Other personal property assets such as machinery and equipment, furniture and fixtures, leasehold improvements, laboratory equipment and

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

computer software, were valued using the cost approach which is based on replacement or reproduction costs of the assets less depreciation from physical deterioration, functional obsolescence and economic obsolescence, if applicable.  The fair value of the mineral reserves, which is included in property, plant, and equipment, net, were valued using the income approach which is predicated upon the value of the future cash flows that an asset will generate over its economic life.

The fair value of the customer relationship intangible assets was determined using the With and Without Method which is an income approach and considers the time needed to rebuild the customer base.  The fair value of the railcar leasehold interest was determined using the discounted cash flow method (“DCF Method”) which is an income approach.  The fair value of the trade names and technology intangible assets was determined using the Relief from Royalty Method which is an income approach and is based on a search of comparable third party licensing agreements and discussion with management regarding the significance of the trade names and technology and the profitability of the associated revenue streams.

The fair value of the acquired intangible assets and the related estimated useful lives at the Merger Date were the following:

	Approximate	Estimated
	Fair Value	Useful Life
Customer relationships	$73,000	6 years
Railcar leasehold interests	42,500	1-15 years
Trade names	17,000	1 year
Technology	16,000	12 years
Other	308	95 years
Total approximate fair value	$148,808

Goodwill is calculated as the excess of the purchase price over the fair value of net identifiable assets acquired.  Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Goodwill of $82,251 and $228,129 allocated to the Industrial and Energy reporting units respectively, is attributable to the earnings potential of Fairmount Santrol’s product and plant portfolio, anticipated synergies, the assembled workforce of Fairmount Santrol, and other benefits that the Company believes will result from the Merger.  During the third quarter it was determined the goodwill allocated to the Energy reporting unit was impaired and it was written off in its entirety.  Refer to Note 19 for additional information.  None of the goodwill is expected to be deductible for income tax purposes.

The carrying value of the debt approximated the fair value of the debt at June 1, 2018.

The deferred tax liability primarily relates to the tax effect of fair value adjustments of the assets and liabilities acquired, including mineral reserves, property, plant and equipment and intangible assets.  The Company will update its estimate of the deferred tax liability based on changes to its provisional valuation of the related assets and liabilities.

Asset retirement obligations are included in other long-term liabilities in the table of preliminary estimates of fair values noted above.  The related asset is included in property, plant, and equipment, net in the table of preliminary estimates of fair values noted above.  The asset retirement obligations assumed and related assets acquired in connection with the Merger were adjusted at September 30, 2018 to reflect revised estimates of the future cost of dismantling, restoring, and reclaiming of certain sites and related facilities as of the Merger Date.  The Company expects to record additional adjustments to asset retirement obligations and related assets in the fourth quarter of 2018.

The Company assumed the outstanding stock-based equity awards (the “Award(s)”) of Fairmount Santrol at the Merger Date.  Each outstanding Award of Fairmount Santrol was converted to a Covia award with similar terms and conditions at the exchange ratio of 5:1.  The Company recorded $40,414 of Merger consideration for the value of Awards earned prior to the Merger Date.  The remaining value represents post-Merger compensation expense of

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

$10,416, which will be recognized over the remaining vesting period of the Awards.  In addition, at June 1, 2018, the Company recorded $2,400 of expense for Awards whose vesting was accelerated upon a change in control and certain other terms pursuant to the Merger agreement and therefore considered a Merger related expense and recorded in Other non-operating expense, net in the accompanying Condensed Consolidated Statements of Income.  Refer to Note 12 for additional information.

The Company has not separately disclosed the revenue and earnings of Fairmount Santrol from the Merger Date through September 30, 2018.  Due to the integration of Fairmount Santrol’s operations and customer contracts into the Covia supply chain network and customer contracts, it is impracticable to provide a reasonable estimate of these revenue and earnings.

Pro Forma Condensed Combined Financial Information (Unaudited)

The following unaudited pro forma condensed combined financial information presents the Company’s combined results as if the Merger had occurred on January 1, 2017.  The unaudited pro forma financial information was prepared to give effect to events that are (i) directly attributable to the Merger; (ii) factually supportable; and (iii) expected to have a continuing impact on the Company’s results.  All material intercompany transactions during the periods presented have been eliminated.  These pro forma results include adjustments for interest expense that would have been incurred to finance the transaction and reflect purchase accounting adjustments for additional depreciation, depletion and amortization on acquired property, plant and equipment and intangible assets.  The pro forma results exclude Merger related transaction costs and expenses that were incurred in conjunction with the Merger in the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$523,368	$627,858	$1,878,939	$1,645,058
Net income	(276,194)	47,609	(151,474)	55,948
Earnings per share – basic	$(2.11)	$0.40	$(1.23)	$0.47
Earnings per share – diluted	(2.11)	0.40	(1.23)	0.47

The unaudited pro-forma condensed combined financial information is presented for information purposes only and is not intended to represent or to be indicative of the combined results of operations or financial position that would have been reported had the Merger been completed as of the date and for the period presented, and should not be taken as representative of the Company’s consolidated results of operations or financial condition following the Merger.  In addition, the unaudited pro-forma condensed combined financial information is not intended to project the future financial position or results of operations of Covia.

3.	Discontinued Operations – Disposition of Unimin’s Electronics Segment

On May 31, 2018, prior to, and as a condition to the closing of the Merger, Unimin transferred assets and liabilities of its global high purity quartz business, HPQ Co., to Sibelco in exchange for 170 shares (or 15,097 shares subsequent to the stock split) of Unimin common stock held by Sibelco.

The transaction was between entities under common control and therefore the Unimin common stock received from Sibelco was recorded at the carrying value of the net assets transferred at May 31, 2018, in the amount of $162,109, in Treasury stock within Equity.  The transfer of HPQ Co. to Sibelco was a tax-free transaction.

The disposition of HPQ Co. qualified as discontinued operations, as it represented a significant strategic shift of the Company’s operations and financial results.  In addition, the operations and cash flows of HPQ Co. could be distinguished, operationally and for financial reporting purposes, from the rest of the Company.

The historical balance sheet and statements of operations of the HPQ Co. business have been presented as discontinued operations in the condensed consolidated financial statements for periods prior to the Merger.  Discontinued operations include the results of HPQ Co., except for certain allocated corporate overhead costs and

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

certain costs associated with transition services provided by the Company to HPQ Co.  These previously allocated costs remain part of continuing operations.

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

Included in Other receivables is $17,296 for cash generated from July 1, 2017 through December 31, 2017 due from Covia to HPQ Co.  This amount was included in Accrued expenses on Covia’s Condensed Consolidated Balance Sheets at December 31, 2017 and paid out on the Merger Date.

The operating results of the Company’s discontinued operations up to the Merger Date are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Major line items constituting income from discontinued operations
Revenues	$-	$38,682	$74,015	$111,165
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	-	27,946	46,442	75,604
Selling, general and administrative expenses	-	3,500	8,762	10,500
Depreciation, depletion and amortization expense	-	3,105	4,072	8,821
Other operating income	-	(78)	(69)	(112)
Income from discontinued operations before provision for income taxes	-	4,209	14,808	16,352
Provision for income taxes	-	1,768	2,221	3,831
Income from discontinued operations, net of tax	$-	$2,441	$12,587	$12,521

The significant operating and investing cash and noncash items of the discontinued operations included in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017
Depreciation, depletion and amortization expense	$4,072	$8,821
Capital expenditures	$3,549	$435

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

4.	Stockholders’ Equity

Prior to the consummation of the Merger, Unimin redeemed 170 shares (or 15,097 shares subsequent to the stock split) of common stock from Sibelco in connection with the disposition of HPQ Co.  Additionally, Unimin redeemed 208 shares (or 18,528 shares subsequent to the stock split) of common stock from Sibelco in exchange for a payment of $520,377 to Sibelco (the “Cash Redemption”).  The Cash Redemption was financed with the proceeds of the $1,650,000 term loan (see Note 7) and cash on hand.  Unimin effected an 89:1 stock split of its common stock and amended and restated its certificate of incorporation.  This increased its authorized capital stock to 750,000 shares of common stock and 15,000 shares of preferred stock and decreased its par value per share from $1.00 to $0.01.

As a result of the Merger, Fairmount Santrol stockholders received 45,044 shares of Covia common stock, which were issued out of Covia treasury stock.

5.	Inventories, net

At September 30, 2018 and December 31, 2017, inventories consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$27,559	$16,393
Work-in-process	23,897	1,738
Finished goods	78,368	35,905
Spare parts	37,907	25,923
Inventories, net	$167,731	$79,959

As a result of the Merger, the Company recorded approximately $38,409 of fair value adjustments in inventory, which included approximately $7,593 of spare parts.  Of this amount, approximately $5,526 and $24,720 was recorded in cost of goods sold, based on inventory turnover, during the three and four months ended September 30, 2018, respectively.

In the third quarter of 2018, the Company recorded the write-down of inventories at four idled facilities in the amount of $6,744.  The expense is recorded in Cost of goods sold in the Condensed Consolidated Statements of Income (Loss).  All of the idled facilities are within the Energy segment.

6.	Property, Plant, and Equipment, net

At September 30, 2018 and December 31, 2017, property, plant, and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Land and improvements	$210,380	$151,374
Mineral rights properties	1,315,276	266,627
Machinery and equipment	1,403,457	1,045,811
Buildings and improvements	506,504	341,218
Railroad equipment	154,244	147,345
Furniture, fixtures, and other	4,381	3,657
Assets under construction	345,272	234,988
	3,939,514	2,191,020
Accumulated depletion and depreciation	(1,167,250)	(1,054,916)
Property, plant, and equipment, net	$2,772,264	$1,136,104

In June 2018, the Company wrote down $12,300 of assets under construction related to a facility expansion that was terminated.  The write-down reflects the cost of assets that could not be used or transferred to other facilities.  This amount is included in Goodwill and other asset impairments on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2018.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The Company is required to evaluate the recoverability of the carrying amount of its long-lived asset groups whenever events or changes in circumstances indicate that the carrying amount of the asset groups may not be recoverable.  Based on the adverse business conditions, the decline in the Company’s share price and the idling of certain assets within the Energy segment, the Company performed an evaluation of all asset groups.  The undiscounted cash flows to be generated from the use and eventual disposition of the asset groups were compared to the carrying value of the asset groups and it was determined the carrying amount of Covia’s asset groups were recoverable at September 30, 2018.

Additionally, due to the idling of certain facilities in the Energy segment, the Company has ceased to use certain long-lived assets.  The Company recorded an expense of $37,214 to adjust the carrying amount of these long-lived assets to their salvage value, if any, at September 30, 2018.  This expense is recorded in Goodwill and other asset impairments on the Condensed Consolidated Statements of Income (Loss).

7.	Long-Term Debt

At September 30, 2018 and December 31, 2017, long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
Term Loan	$1,645,875	$-
Series D Notes	-	100,000
Unimin Term Loans	-	314,641
Industrial Revenue Bond	10,000	-
Capital leases, net	7,554	-
Other borrowings	1,916	2,371
Deferred financing costs, net	(32,807)	-
	1,632,538	417,012
Less: current portion	(20,126)	(50,045)
Long-term debt including leases	$1,612,412	$366,967

Term Loan

On the Merger Date, the Company entered into the $1,650,000 Term Loan to repay the outstanding debt of each of Fairmount Santrol and Unimin and to pay the cash consideration and transaction costs related to the Merger.  The Term Loan was issued at par with a maturity date of June 1, 2025.  The Term Loan requires quarterly principal payments of $4,125 and quarterly interest payments beginning September 30, 2018 through March 31, 2025 with the balance payable at the maturity date.  Interest accrues at the rate of the three-month LIBOR plus 325 to 400 basis points depending on Total Net Leverage (as hereinafter defined) with a LIBOR floor of 1.0% or the Base Rate (hereinafter defined).  Total Net Leverage is defined as total debt net of up to $150,000 of non-restricted cash, divided by EBITDA.  The Term Loan is secured by a first priority lien in substantially all of the assets of Covia.  The Company has the option to prepay the Term Loan without premium or penalty other than customary breakage costs with respect to LIBOR borrowings.  Should the Company choose to refinance the Term Loan, it would be subject to a 1.00% premium if refinanced at a lower interest rate within nine months of the Merger Date.  There are no financial covenants governing the Term Loan.

In addition, the Company is permitted to add one or more incremental term loan facilities and/or increase the commitments under a new five-year revolving credit facility (the “Revolver”), discussed below, in an aggregate principal amount up to the sum of (x) $250,000, plus (y) an amount of incremental facilities so that, after giving effect to any such incremental facility, on a pro-forma basis, the Total Net Leverage would not exceed 2.75:1.0 plus (z) an amount equal to all voluntary prepayments of the Term Loan.  In addition to incremental term loan facilities and Revolver increases, this incremental credit capacity will be allowed to be utilized in the form of (a) senior unsecured notes or loans, subject to a pro-forma Total Net Leverage ratio of up to 3.75:1.0, (b) senior secured notes or loans that are secured by the collateral on a junior basis, subject to a pro forma Total Net Leverage of up to

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

3.25:1.0, or (c) senior secured notes that are secured by the collateral on a pari passu basis, subject to a pro forma Total Net Leverage of up to 2.75:1.0.

At September 30, 2018, the Term Loan had an interest rate of 6.1%.

Revolver

On the Merger Date, the Company entered into the Revolver to replace the existing Silfin credit facility (hereinafter defined).  The Revolver was subject to a 50 basis point financing fee paid at closing and has a borrowing capacity of up to $200,000.  The Revolver requires only quarterly interest payments at a rate derived from LIBOR plus 300 to 375 basis points depending on the Total Net Leverage or from a Base Rate (selected at the option of the Company).  The Base Rate is the highest of (i) Barclays’s prime rate, (ii) the U.S. federal funds effective rate plus one half of 1.0%, and (iii) the LIBOR rate for a one month period plus 1.0%.  While interest is payable in quarterly installments, any outstanding principal balance is payable on June 1, 2023.  In addition to interest charged on the Revolver, the Company is also obligated to pay certain fees, quarterly in arrears, including letter of credit fees and unused facility fees.  The Revolver includes financial covenants requiring a 4.5:1.0 maximum Total Net Leverage ratio decreasing to 4.0:1.0 at December 31, 2018 and is primarily secured by a first priority lien on substantially all of the assets of Covia.  As of September 30, 2018, the Company was in compliance with all covenants in accordance with the Revolver.

At September 30, 2018, there was $200,000 of aggregate capacity on the Revolver with $11,879 committed to outstanding letters of credit, leaving net availability at $188,121.  At September 30, 2018, the Revolver had an interest rate of 5.8%.  There were no borrowings under the Revolver at September 30, 2018.

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

Senior Notes

On December 16, 2009, Unimin issued $100,000 principal amount of 5.48% Senior Notes, Series D (the “Series D Notes”).  Interest on the Series D Notes was payable semiannually.  The Series D Notes were scheduled to mature on December 16, 2019 unless prepaid earlier.  The note purchase agreement governing the Series D Notes contained an interest coverage ratio covenant of not less than 3.00:1.0 and a consolidated debt to consolidated EBITDA ratio covenant of not greater than 3.25:1.0.  Unimin had the option to prepay the Series D Notes, in an amount not less than $5,000 principal amount of Series D Notes, at 100% of the principal amount of Series D Notes being prepaid, plus the Make-Whole Amount.  The Make-Whole Amount was the excess of (i) the discounted value of all future principal and interest payments on the Series D Notes being prepaid, discounted from their scheduled payment dates to the date of prepayment in accordance with accepted financial practice at a discount rate of 0.50% over the yield-to-maturity of a U.S. Treasury security with a maturity equal to the remaining average life of the Series D Notes (based on the remaining scheduled payments on such Series D Notes) over (ii) the principal amount being prepaid (provided that the Make-Whole Amount may in no event be less than zero).  Upon closing of the Merger, the Series D Notes were repaid with the proceeds of the Term Loan.

As a result of the debt transactions on the Merger Date, the Company recognized a loss on debt modification of $1,147 in the second quarter of 2018, which is included in Interest expense, net.  The Series D Notes were subject to a prepayment penalty of $4,021, of which the Company recognized $2,213 in Other non-operating expense, net in the second quarter of 2018.  The remaining amount of $1,809 was capitalized as deferred financing fees.

Unimin Term Loans

At September 30, 2017, Unimin had two outstanding term loans (collectively the “Unimin Term Loans”).  The Unimin Term Loans each had a maturity date of July 2019 and a fixed rate of 4.09%.

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

Other Borrowings

Other borrowings at September 30, 2018 and December 31, 2017 was comprised of a promissory note with three unrelated third parties that Unimin entered into on January 17, 2011.  Two of these unrelated parties had interest rates of 1.0% and 4.11% at September 30, 2018 and December 31, 2017.  The promissory note’s third unrelated party does not require any interest payments.

A subsidiary of the Company has a 2,000 Canadian dollar overdraft facility with the Bank of Montreal.  The Company has guaranteed the obligations of the subsidiary under the facility.  As of September 30, 2018 and December 31, 2017, there were no borrowings outstanding under the overdraft facility.  The rates of the overdraft facility were 4.7% and 4.2% at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018 and December 31, 2017, the Company had $1,900 of outstanding letters of credit not backed by a credit facility.

Industrial Revenue Bond

As part of the Merger, the Company assumed Fairmount Santrol’s outstanding $10,000 Industrial Revenue Bond related to the construction of a mining facility in Wisconsin.  The bond bears interest, which is payable monthly at a variable rate.  The rate was 1.59% at September 30, 2018.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10,000.

8.	Accrued Expenses

At September 30, 2018 and December 31, 2017, accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
Accrued bonus & other benefits	$34,137	$20,427
Accrued Merger related costs	4,816	13,030
Accrued restructuring charges	14,327	-
Accrued insurance	6,482	8,218
Accrued property taxes	7,936	1,773
Accrual for HPQ Co.	-	17,296
Other accrued expenses	36,449	27,464
Accrued expenses	$104,147	$88,208

As of December 31, 2017, the Company owed HPQ Co. $17,296 for cash generated by HPQ Co. from July 1, 2017 through December 31, 2017.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

9.	Earnings per Share

The table below shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerators:
Net income (loss) from continuing operations attributable to Covia Holdings Corporation	$(288,794)	$27,703	$(234,946)	$71,264
Income from discontinued operations, net of tax	-	2,441	12,587	12,521
Net income (loss) attributable to Covia Holdings Corporation	$(288,794)	$30,144	$(222,359)	$83,785
Denominator:
Basic weighted average shares outstanding	131,154	119,645	123,604	119,645
Dilutive effect of employee stock options and RSUs	-	-	-	-
Diluted weighted average shares outstanding	131,154	119,645	123,604	119,645

Continuing operations earnings (loss) per common share – basic	$(2.20)	$0.23	$(1.90)	$0.60
Continuing operations earnings (loss) per common share – diluted	(2.20)	0.23	(1.90)	0.60

Discontinued operations earnings per common share – basic	-	0.02	0.10	0.10
Discontinued operations earnings per common share – diluted	-	0.02	0.10	0.10

Earnings (loss) per common share – basic	(2.20)	0.25	(1.80)	0.70
Earnings (loss) per common share – diluted	$(2.20)	$0.25	$(1.80)	$0.70

As noted in Note 4, the Company effected an 89:1 stock split in May 2018.  The stock split is reflected in the calculations of basic and diluted weighted average shares outstanding for all periods presented.

Potentially dilutive shares of 2,215 and 996 were excluded from the calculation of diluted weighted average shares outstanding and diluted earnings per share in the three and nine months ended September 30, 2018, respectively, because the Company was in a loss position in those periods.

10.	Derivative Instruments

As previously noted, the Company adopted ASU 2017-12 in the third quarter of 2018.  ASU 2017-12 requires an entity to present the earnings effect of the hedging instrument in the same income statement line item in which the earnings effect of the hedged item is reported.  Additionally, ASU 2017-12 eliminates the measurement and reporting of hedge ineffectiveness and, for cash flow hedges, requires the entire change in fair value of the instrument to be included in the assessment of hedge effectiveness and recorded in other comprehensive income.  Further, the ASU also requires tabular disclosure related to the effect on the income statement of cash flow hedges.

Due to its variable-rate indebtedness, the Company is exposed to fluctuations in interest rates.  The Company enters into interest rate swap agreements as a means to partially hedge its variable interest rate risk.  The derivative instruments are reported at fair value in other non-current assets and other long-term liabilities.  Changes in the fair value of derivatives are recorded each period in other comprehensive income.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.  No components of the Company’s hedging instruments were excluded from the assessment of hedge effectiveness.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.  The gain or loss on the interest rate swap is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.  On June 1, 2018, the Company entered into two interest rate swap agreements as a means to partially hedge its variable interest rate risk on the Term Loan.  An additional interest rate swap held by Fairmount Santrol was assumed in conjunction with the Merger.  The Company did not have such variable rate

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

debt instruments at December 31, 2017 and was not engaged in an interest rate swap agreement.  The following table summarizes the Company’s interest rate swap agreements at September 30, 2018:

Interest Rate Swap Agreements	Maturity Date	Rate	Notional Value	Debt Instrument Hedged	Percentage of Term Loan Outstanding
September 30, 2018
Designated as cash flow hedge	June 1, 2023	2.81%	$100,000	Term Loan	6%
Designated as cash flow hedge	June 1, 2025	2.87%	200,000	Term Loan	12%
Designated as cash flow hedge	September 5, 2019	2.92%	210,000	Term Loan	13%
			$510,000		31%

At the Merger Date, Covia’s interest rate swaps qualified, but were not designated for hedge accounting.  Changes in the fair value of the interest rate swaps were included in interest expense in the related period.  On August 1, 2018, the Company began to account for its interest rate swaps under hedge accounting, which are now designated as cash flow hedges.  Amounts reported in accumulated other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on the Term Loan.  The Company expects $1,461 to be reclassified from accumulated other comprehensive income into interest expense within the next twelve months.

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of September 30, 2018.  The net amount of derivative assets and liabilities can be reconciled to the tabular disclosure of fair value in Note 11:

		Assets (Liabilities)
Interest Rate Swap Agreements	Balance Sheet Classification	September 30, 2018
Designated as cash flow hedges	Other non-current assets	$3,806
Designated as cash flow hedges	Other non-current liabilities	(410)
		$3,396

The tables below presents the effect of cash flow hedge accounting on accumulated other comprehensive income as of September 30, 2018:

	Amount of Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Hedging Relationships	2018	2017	2018	2017
Designated as Cash Flow Hedges
Interest rate swap agreements	$440	$-	$440	$-

	Location of Loss	Amount of Loss Reclassified from Accumulated Other Comprehensive Income
Derivatives in	Recognized on	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	Derivative	2018	2017	2018	2017
Designated as Cash
Flow Hedges
Interest rate swap agreements	Interest expense	$470	$-	$470	$-

The table below presents the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Income in the three and nine months ended September 30, 2018 and 2017:

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	Location of Loss on Derivative
	Interest expense, net		Interest expense, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Interest Expense presented in the Statements of
Income in which the effects of cash flow hedges are recorded	$23,530	$5,104	$35,325	$12,634
Effects of cash flow hedging:
Loss on ASC 815-20 Hedging Relationships
Interest rate swap agreements
Amount of loss reclassified
from accumulated other comprehensive
income	$470	$-	$470	$-

As previously noted, the Company did not begin to use hedge accounting until the third quarter of 2018.  The table below presents the effect of the Company’s derivative financial instruments that were not designated as hedging instruments in the three and nine months ended September 30, 2018 and 2017:

Derivatives Not Designated
as ASC 815-20 Cash Flow	Location of Gain Recognized	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	in Income on Derivative	2018	2017	2018	2017
Interest rate swap agreements	Interest expense, net	$1,141	$-	$2,658	$-

11.Fair Value Measurements

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

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The carrying value of cash equivalents, accounts receivable, and accounts payable are considered to be representative of their fair values because of their short maturities.  The carrying value of the Company’s long-term debt (including the current portion thereof) is recognized at amortized cost.  The fair value of the Term Loan differs from amortized cost and is valued at prices obtained from a readily-available source for trading non-public debt, which represent quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2.  The following table presents the fair value as of September 30, 2018 and December 31, 2017, respectively, for the Company’s long-term debt:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Long-Term Debt Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2018
Term Loan	$-	$1,530,664	$-	$1,530,664
Industrial Revenue Bond	-	10,000	-	10,000
	$-	$1,540,664	$-	$1,540,664

December 31, 2017
Unimin Term Loans	$-	$272,000	$-	$272,000
Series D Notes	-	104,000	-	104,000
	$-	$376,000	$-	$376,000

The following table presents the amounts carried at fair value as of September 30, 2018 and December 31, 2017 for the Company’s other financial instruments.  Fair value of interest rate swap agreements is based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  These are determined using Level 2 inputs.  Refer to Note 10 for additional information.

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Recurring Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2018
Interest rate swap agreements	$-	$3,396	$-	$3,396
	$-	$3,396	$-	$3,396

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

12.	Stock-Based Compensation

Stock based compensation includes restricted stock units (“RSUs”) and nonqualified stock options (“Options” and, together with the RSUs, the “Awards”).  These Awards are governed by various plans: the FMSA Holdings Inc. Long Term Incentive Compensation Plan (the “2006 Plan”), the FMSA Holdings, Inc. Stock Option Plan (the “2010 Plan”), the FMSA Holdings Inc. Amended and Restated 2014 Long Term Incentive Plan (the “2014 Plan”), and the 2018 Omnibus Plan (the “2018 Plan”).  Options may be exercised, in whole or in part, at any time after becoming exercisable, but not later than the date the Option expires, which is typically ten years from the original grant date.  All Options granted under the 2006 Plan and 2010 Plan were fully vested as of the Merger Date.  In addition, the Merger agreement called for the accelerated vesting of all Awards if the holder is terminated without Cause or if the holder terminates employment for Good Reason during the Award Protection Period (as such terms are defined in the related agreements), which is 12 months from the Merger Date.

The fair values of the RSUs and Options were estimated at the Merger Date.  The fair value of the RSUs was determined to be the opening share price of Covia stock at the Merger Date.  The fair value of Options was estimated at the Merger date using the Black Scholes-Merton option pricing model.

Subsequent to the Merger Date and through September 30, 2018, pursuant to the 2018 Plan, the Company issued 168 RSUs at an average grant date fair value of $18.56.  The Company did not grant any Options to purchase shares of common stock through September 30, 2018.

		Weighted		Weighted
		Average Exercise	Restricted	Average Price at
	Options	Price, Options	Stock Units	RSU Issue Date
Outstanding at December 31, 2017	-	$-	-	$-
Assumed through acquisition	2,537	33.85	665	28.09
Granted	-	-	168	18.56
Exercised or distributed	(1)	10.20	(58)	25.97
Forfeited	(8)	44.69	(5)	28.00
Expired	(9)	56.83	-	-
Outstanding at September 30, 2018	2,519	$33.75	770	$26.17

The Company recorded stock compensation expense of $2,654 in the three months ended September 30, 2018 and $3,447 in the nine months ended September 30, 2018.  Stock compensation expense is included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Income (Loss) and in additional paid-in capital on the Condensed Consolidated Balance Sheets.

The Company recorded stock compensation expense of $2,400 in the second quarter of 2018 due to accelerated vesting of Awards because of the Merger.  This amount is included in other non-operating expense, net on the Condensed Consolidated Statements of Income (Loss) and in additional paid-in capital on the Condensed Consolidated Balance Sheets.  Refer to Note 2 for additional information.

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

For the nine months ended September 30, 2018, the Company recorded a tax benefit of $524 on a loss before income taxes of $235,396 resulting in an effective tax rate of 0.2%, compared to tax expense of $36,460 on income before income taxes of $107,724 resulting in an effective tax rate of 33.8% for the same period of 2017.  The Company’s comparatively lower effective tax rate for the nine months ended September 30, 2018 is primarily

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

attributable to the non-deductibility of the impairment of goodwill.  Excluding the impact of the impairment of goodwill, the effective tax rate for the nine months ended September 30, 2018 is 7.2%.  The effective rate differs from the U.S. federal statutory rate due primarily to the goodwill impairment, depletion, the impact of foreign taxes, and the foreign provisions of the Tax Act.

For the nine months ended September 30, 2018, the Company remains provisional for legislative changes of the Tax Act.  The SEC has provided up to a one-year measurement period, ending December 22, 2018, for the Company to finalize the accounting for the impacts of the Tax Act.  During the nine months ended September 30, 2018, there were no adjustments made to previous estimates related to the Tax Act.  The Company is in the process of completing its estimates, which will be finalized during the fourth quarter of 2018.

14.	Pension and Other Post-Employment Benefits

The Company maintains retirement, post-retirement medical and long-term benefit plans in several countries.

In the U.S., the Company sponsors the Unimin Corporation Pension Plan, a defined benefit plan for hourly and salaried employees (the “Pension Plan”) and the Unimin Corporation Pension Restoration Plan (a non-qualified supplemental benefit plan) (the “Restoration Plan”).  The Pension Plan was closed to new entrants effective January 1, 2008, and union employee participation in the Pension Plan at the last three unionized locations participating in the Pension Plan was closed to new entrants effective November 1, 2017.  Until the Restoration Plan was amended to exclude new entrants on August 15, 2017, all salaried participants eligible for the Pension Plan were also eligible for the Restoration Plan.

In Canada, the Company sponsors three defined benefit retirement plans.  Two of the retirement plans are for hourly employees and one is for salaried employees.  Salaried employees were eligible to participate in a plan consisting of a defined benefit portion that has been closed to new entrants since January 1, 2008 and a defined contribution portion for employees hired after January 1, 2018.  In addition, there are two post-retirement medical plans in Canada.

In Mexico, the Company sponsors four retirement plans, two of which are seniority premium plans as defined by Mexican labor law.  The remaining plans are defined benefit plans with a minimum benefit equal to severance payment by unjustified dismissal according to Mexican labor law.

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

In June 2018, the Company recorded a curtailment gain of $5,193 in connection with the transfer of HPQ Co. to Sibelco.  The gain was recognized in Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet.  In the third quarter of 2018, the Company recognized a loss on settlement of $2,566 related to lump sum payments from the Pension Plans.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The following tables summarize the components of net periodic benefit costs for the three and nine months ended September 30, 2018 and 2017 as follows:

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$1,355	$2,020	$5,747	$6,060
Interest cost	2,487	2,398	7,188	7,194
Expected return on plan assets	(2,712)	(2,494)	(8,147)	(7,482)
Amortization of prior service cost	136	138	410	414
Amortization of net actuarial loss	1,053	1,211	3,658	3,633
Recognized settlement loss	3,005	80	3,005	240
Net periodic benefit cost	$5,324	$3,353	$11,861	$10,059

	Post-Retirement Medical Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Components of net periodic benefit cost
Service cost	$266	$246	$798	$738
Interest cost	209	218	627	654
Amortization of net actuarial loss	122	145	366	435
Net periodic benefit cost	$597	$609	$1,791	$1,827

The Company contributed $11,227 and $6,561 to the Pension Plans for the nine months ended September 30, 2018 and 2017, respectively.  Contributions into the Pension Plans for the year ended December 31, 2018 are expected to be $12,932.  Included in the 2018 net periodic benefit costs is a settlement loss of $2,566, which stemmed from lump sum distributions as a result of recent employee departures in the nine months ended September 30, 2018.

As a result of the lump sum distributions, the Company re-measured its obligations under the plans and the discount rate was increased from 3.50% to 4.15%.  There were no other changes to the assumptions used to calculate the obligation at December 31, 2017.

15.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is a separate line within the Condensed Consolidated Statements of Equity that reports the Company’s cumulative income (loss) that has not been reported as part of net income (loss).  Items that are included in this line are the income (loss) from foreign currency translation, actuarial gains (losses) and prior service cost related to pension and other post-employment liabilities and unrealized gains on interest rate hedges.  The components of accumulated other comprehensive loss attributable to Covia Holdings Corporation at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Gross	Tax Effect	Net Amount
Foreign currency translation adjustments	$(49,042)	$-	$(49,042)
Amounts related to employee benefit obligations	(89,538)	24,337	(65,201)
Unrealized gain (loss) on interest rate hedges	1,180	(270)	910
	$(137,400)	$24,067	$(113,333)

	December 31, 2017
	Gross	Tax Effect	Net Amount
Foreign currency translation adjustments	$(54,571)	$-	$(54,571)
Amounts related to employee benefit obligations	(100,817)	27,160	(73,657)
	$(155,388)	$27,160	$(128,228)

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
	Foreign	Amounts related	Unrealized
	currency	to employee	gain (loss)
	translation	benefit	on interest
	adjustments	obligations	rate hedges	Total
Beginning balance	$(54,571)	$(73,657)	$-	$(128,228)
Other comprehensive income
before reclassifications	5,529	5,975	440	11,944
Amounts reclassified from accumulated
other comprehensive loss	-	2,481	470	2,951
Ending balance	$(49,042)	$(65,201)	$910	$(113,333)

16.	Commitments and Contingent Liabilities

Leases

The Company leases railway equipment, operating equipment, mineral properties, and buildings under a number of operating lease arrangements.  The Company is obligated to pay minimum annual lease payments under certain non-cancelable operating lease agreements which have original terms that extend to 2030.  Agreements for office facilities and office equipment leases are generally renewed or replaced by similar leases upon expiration.

Total operating lease rental expense included in the Condensed Consolidated Statements of Income was $29,748 and $12,796 for the three months ended September 30, 2018 and 2017, respectively, and $62,973 and $37,250 for the nine months ended September 30, 2018 and 2017, respectively.

Contingencies

The Company is involved in various legal proceedings, including as a defendant in a number of lawsuits.  Although the outcomes of these proceedings and lawsuits cannot be predicted with certainty, management does not believe that any of the pending legal proceedings and lawsuits are reasonably likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  In addition, management believes that the Company’s substantial level of insurance coverage will mitigate these claims.

The Company has been named as a defendant in various product liability lawsuits alleging silica exposure causing silicosis.  During the nine months ended September 30, 2018, eight plaintiffs’ claims against the Company were dismissed.  As of September 30, 2018, there were 81 active silica-related products liability lawsuits pending in which the Company is a defendant.  Although the outcomes of these lawsuits cannot be predicted with certainty, management does not believe that these matters are reasonably likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Fairmount Santrol, now known as Bison Merger Sub I, LLC, has been named as a defendant in several lawsuits in which alleged stockholders claim Fairmount Santrol and its directors violated securities laws in connection with the Merger.  Fairmount Santrol and its directors believe these allegations lack merit.  Although the outcomes of these lawsuits cannot be predicted with certainty, management does not believe that these matters are reasonably likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company is a defendant in a lawsuit seeking declaratory judgment that the Merger constitutes an event of default under certain operating lease agreements.  Although the outcome of this lawsuit cannot be predicted with certainty, management does not believe that this matter is reasonably likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Royalties

The Company has entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred.  Certain agreements require annual or quarterly payments based upon annual tons mined or the average selling price of tons sold.  Total royalty expense associated with these agreements was $1,548 and $989 for the three months ended September 30, 2018 and 2017, respectively, and $3,728 and $2,455 for the nine months ended September 30, 2018 and 2017, respectively.

17.	Transactions with Related Parties

The Company sells minerals to Sibelco and certain of its subsidiaries (“related parties”).  Sales to related parties amounted to $2,076 and $1,803 in the three months ended September 30, 2018 and 2017, respectively, and $4,778 and $7,922 in the nine months ended September 30, 2018 and 2017, respectively.  At September 30, 2018 and December 31, 2017, the Company had accounts receivable from related parties of $815 and $2,878, respectively.  These amounts are included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

The Company purchases minerals from certain of its related parties.  Purchases from related parties amounted to $196 and $2,231 in the three months ended September 30, 2018 and 2017, respectively, and $5,367 and $9,606 in the nine months ended September 30, 2018 and 2017, respectively.  At September 30, 2018 and December 31, 2017, the Company had accounts payable to related parties of $544 and $7,692, respectively.  These amounts are included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.

Prior to the Merger, Sibelco provided certain services on behalf of Unimin, such as finance, treasury, legal, marketing, information technology, and other infrastructure support.  The cost for information technology was allocated to Unimin on a direct usage basis.  The costs for the remainder of the services were allocated to Unimin based on tons sold, revenues, gross margin, and other financial measures for Unimin compared to the same financial measures of Sibelco.  The financial information presented in these consolidated financial statements may not reflect the combined financial position, operating results and cash flows of Unimin had it not been a consolidated subsidiary of Sibelco.  Actual costs that would have been incurred if Unimin had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.  Effective on the Merger Date, Sibelco no longer provides such services to the Company.  Prior to the Merger, during the three months ended September 30, 2017, Unimin incurred $338 for management and administrative services from Sibelco.  In the five months ended May 31, 2018 and nine months ended September 30, 2017, Unimin incurred $2,445 and $1,667, respectively, for management and administrative services from Sibelco.  These costs are reflected in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income.

Additionally, the Company is compensated for providing transitional services, such as accounting, human resources, information technology, mine planning, and geological services, to HPQ Co. and is recorded as a reduction of cost in selling, general, and administrative expenses.  Compensation for these transitional services was $287 and $392 for the three and nine months ended September 30, 2018.  Amounts are included in Selling, general, and administrative expenses on the Condensed Consolidated Statements of Income and in Other receivables in the Condensed Consolidated Balance Sheets at September 30, 2018.

On June 1, 2018, the Company entered into an agreement with Sibelco whereby Sibelco is providing sales and marketing support for certain products supporting the Performance Coatings and Polymer Solutions markets in North America and Mexico, for which the Company pays a 5% commission of revenue, and in the rest of the world, for which the Company pays a 10% commission of revenue.  Sibelco also assists with sales and marketing efforts for certain products in the ceramics and sanitary ware industries outside of North America and Mexico for which the Company pays a 5% commission of revenue.  In addition, the Company provides sales and marketing support for certain products used in ceramics in North America and Mexico for which the Company earns a 10% commission of revenue.  For the three and nine months ended September 30, 2018, the Company recorded commission expense of $329 and $1,073 in Selling, general and administration expenses.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Prior to the Merger Date, the Company had the Unimin Term Loans outstanding with Silfin.  During the nine months ended September 30, 2018 and 2017, the Company incurred $3,181 and $9,100, respectively, of interest expense for the Unimin Term Loans.  These costs are reflected in interest expense, net in the accompanying Condensed Consolidated Statements of Income.  Upon closing of the Merger, the Unimin Term Loans were repaid with the proceeds of the Term Loan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Energy	$324,606	$185,693	$858,813	$473,299
Industrial	198,762	162,115	542,794	485,900
Total revenues	523,368	347,808	1,401,607	959,199

Segment gross profit
Energy	60,961	55,940	227,744	122,004
Industrial	56,805	47,174	152,631	143,085
Total segment gross profit	117,766	103,114	380,375	265,089

Operating expenses excluded from segment gross profit
Selling, general, and administrative	43,164	24,210	99,765	66,255
Depreciation, depletion, and amortization	68,584	24,639	132,459	72,197
Goodwill and other asset impairments	265,343	-	277,643	-
Restructuring charges	14,750	-	14,750	-
Other operating expense (income), net	(974)	(6)	(330)	1,830
Interest expense, net	23,530	5,104	35,325	12,634
Other non-operating expense, net	9,043	1,374	56,159	4,449
Income (loss) from continuing operations before provision (benefit) for income taxes	$(305,674)	$47,793	$(235,396)	$107,724

On May 31, 2018, Unimin transferred certain assets, which consisted of HPQ Co., representing its Electronics segment, to Sibelco.  The disposition of the Electronics segment qualifies as discontinued operations and, therefore, the Electronics segment information has been excluded from the above table.

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment.

In the nine months ended September 30, 2018 and 2017, one customer exceeded 10% of revenues.  This customer accounted for 14% and 13% of revenues in the nine months ended September 30, 2018 and 2017, respectively.  Revenues attributed to this customer are part of the Company’s Energy segment.

19.	Goodwill and Intangible Assets

The Company’s goodwill balance was $135,763 and $53,512 at September 30, 2018 and December 31, 2017, respectively.

The Company evaluates goodwill at the reporting unit level on an annual basis on October 31 and also on an interim basis when indicators of impairment exist.  Market conditions within the Company’s Energy reporting unit

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

combined with the decline in the Company’s share price triggered a test for goodwill impairment as of September 30, 2018.  The test was performed at the reporting unit level using a combination of the discounted cash flow methodology using a peer-based, risk-adjusted weighted average cost of capital and the market multiples approach.  The Company believes the use of these methodologies is the most reliable indicator of the fair values of the reporting units.  Upon completion of the test, the entire amount of goodwill in the Energy reporting unit was determined to be impaired and an impairment charge in the amount of $228,129 was recorded at September 30, 2018.  The goodwill attributed to the Industrial reporting unit was determined to not be impaired.

Changes in the carrying amount of intangible assets are as follows:

	September 30, 2018	December 31, 2017
Beginning balance	$52,196	$55,328
Less: HPQ Co. assets	-	(3,132)
Assets acquired	148,808	-
Ending balance	201,004	52,196
Accumulated amortization, beginning balance	(26,600)	(25,222)
Less: HPQ Co. accumulated amortization	-	1,567
Amortization for the period	(14,892)	(2,945)
Accumulated amortization, ending balance	(41,492)	(26,600)
Intangible assets, net	$159,512	$25,596

Intangible assets, net includes acquired supply agreements, acquired stream mitigation rights, customer relationships, railcar leasehold interests, trade names and acquired technology.  Refer also to Note 2, which includes a discussion of the intangible assets acquired in the Merger, which are included in the balance of Intangibles, net at September 30, 2018.

Amortization expense is recognized in Depreciation, depletion and amortization expense in the Condensed Consolidated Statements of Income.  The intangible assets had a weighted average amortization period of 7 years and 10 years at September 30, 2018 and December 31, 2017, respectively.  Amortization expense was $10,481 and $14,892 for the three and nine months ended September 30, 2018 respectively and $693 and $2,062 for the three and nine months ended September 30, 2017 respectively.

The estimated amortization expense related to intangible assets for the five succeeding years is as follows:

Amortization
2018	$10,499
2019	31,502
2020	23,347
2021	21,975
2022	21,274
Thereafter	50,915
Total	$159,512

20.	Restructuring Charges

On September 26, 2018, the Company idled operations at four facilities serving the Energy segment in response to market conditions.  The Company’s activities to idle the facilities have largely been completed at September 30, 2018 and all significant restructuring charges have been recorded.  The Company did not allocate the restructuring costs to the Energy segment.

Additionally, in connection with the Merger, the Company initiated restructuring activities to achieve cost synergies from its combined operations.  The Company did not allocate these Merger-related restructuring costs to either of its business segments.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The following table presents a summary of restructuring charges for the three and nine months ended September 30, 2018.

	Merger-related	Idled facilities	Total
Restructuring charges
Severance and relocation costs	$11,762	$893	$12,655
Contract termination costs	-	2,095	2,095
Total restructuring charges	$11,762	$2,988	$14,750

The following table presents the Company’s restructuring reserve activity during 2018:

	Merger-related	Idled facilities	Total
Restructuring charges in Accrued expenses
Balances at June 30, 2018	$-	$-	$-
Charges	11,762	2,988	14,750
Cash payments	-	(423)	(423)
Balances at September 30, 2018	$11,762	$2,565	$14,327

21.	Subsequent Event

On November 6, 2018, the Company announced plans to idle its two mining operations in Voca, Texas.  These capacity reductions will allow the Company to lower its fixed plant costs and consolidate volumes into its lower cost operations.  The Company anticipates that it will record restructuring charges related to the idled facilities in the fourth quarter of 2018 and has estimated these charges to be approximately $2,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (“Act”) provides a safe harbor for forward-looking statements to encourage companies to provide prospective information, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statements.  We wish to take advantage of the “safe harbor” provisions of the Act.

Certain statements in this Report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act.  All statements other than statements of historical fact included in this Report are forward-looking statements, and such statements are subject to risks and uncertainties.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements give our current expectations and projections as to future performance, occurrences and trends, including statements expressing optimism or pessimism about future results or events.  The words “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “assume,” “may,” “will,” “should,” “may,” “can have,” “likely,” “target,” “forecast,” “guide,” “guidance,” “outlook,” and similar words or expressions identify forward-looking statements.  Similarly, all statements we make relating to our strategies, plans, goals, objectives and targets as well as our estimates and projections of results, sales, earnings, costs, expenditures, cash flows, growth rates, initiatives, and the outcomes or impacts of pending or threatened litigation or regulatory actions are also forward-looking statements.

Forward-looking statements are based upon a number of assumptions and factors concerning future conditions that may ultimately prove to be inaccurate and could cause actual results to differ materially from those in the forward-looking statements.  Forward-looking statements, whether made herein or in our other reports and releases, are subject to risks and uncertainties and they are not guarantees of future performance.  Actual results may differ materially from those discussed in forward-looking statements, thus negatively affecting our business, financial condition, results of operations or liquidity, as a result of various factors, including, but not limited to:

•	fluctuations in demand for the products we produce;
•	supply of the products we sell exceeds demand;
•	our ability to compete with smaller, regional, or local producers that may be located closer to key customers than our facilities;
•	our ability to appropriately react to potential fluctuations in demand for and supply of our products;
•	demand for our products in the oil and gas industries;
•	the seasonal and/or cyclical nature of our customers’ businesses;
•	a lack of dependable or available transportation services or infrastructure;
•	disruptions in the rail industry, as we depend on rail transportation to transport a significant portion of our products;
•	a shortage of available truck drivers and difficulty in truck driver recruitment and retention, as we depend on trucking to transport a significant portion of our products;
•

we are subject to the risks of owning and operating the Winchester & Western railroad which include risks associated with transporting hazardous material, derailments and other risks customary to rail roads;

•	increasing logistics and transportation costs could reduce our revenues by causing our customers to reduce production or by impairing our ability to deliver products to our customers;

•	a geographic shift in demand for products originating from one or more of our sites that is located near our existing customers may result in lost business;
•	strikes or work stoppages by our employees or by the railroad workers, truckers and port workers upon which we depend;
•

our operations are dependent on our rights and ability to mine our properties and on renewing or receiving the required permits and approvals from governmental authorities and other third parties, so an inability to secure, or the loss of, those rights, permits and approvals may adversely impact our ability to mine or otherwise operate at those sites;

•	changes in product mix could have an adverse effect on our gross margins and could cause our results of operations to fluctuate;
•	we may be adversely affected by decreased, or shifts in, demand for frac sand or the development of alternative proppants or new processes to replace hydraulic fracturing;
•	a large percentage of our sales are subject to fluctuations in market pricing;
•

we may not be able to complete capital expansion projects, the actual costs of any capacity expansion may exceed estimated costs, the actual operating costs for the new capacity may be higher than anticipated, and we may not be able to secure demand for the incremental production capacity;

•

we rely on trade secrets, contractual restrictions and patents to protect our proprietary rights and protecting our rights or defending against third-party allegations of infringement may be costly and the failure to protect our intellectual property rights may undermine our competitive position;

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
•

our production processes consume large amounts of natural gas and electricity, and any increase in the price or a significant interruption in the supply of natural gas or electricity, or any other significant increase in raw material costs could have a material adverse effect on our business, financial condition or results of operations;

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

•	we believe that there is a risk that we will be considered a “United States Real Property Holding Corporation” for U.S. federal income tax purposes;
•	adverse developments in general market, business, economic, labor, regulatory, and political conditions may have a material adverse effect on our business;
•	our international operations expose us to risks inherent in doing business abroad;
•	any failure to maintain adequate internal controls could impact the trading price of our common stock;
•	a terrorist attack or armed conflict could harm our business;
•	we may incur substantial product liability exposure due to the use or misuse of our products, and our product liability insurance may be insufficient to cover claims against us;
•	the increasing cost of employee healthcare may have an adverse effect on our profitability;
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

•	any change to applicable laws and regulations, including those relating to environmental and climate change, taxes, price controls, and regulatory approvals could impact our operations;
•	our substantial indebtedness and pension obligations after giving effect to the Merger could adversely affect our financial flexibility and competitive position;
•	the agreements governing our indebtedness contain covenants and restrictions that may restrict our business and financing activities; and
•

we may need to incur substantial additional debt in the future in order to maintain or increase our production levels and to otherwise pursue our business plan, and we may not be able to borrow funds successfully or, if we can, this debt may impair our ability to operate our business.

In addition, risks related to the Merger and Merger agreement that could cause actual results to differ materially from our forward-looking statements include, but are not limited to:

•	our ability to integrate successfully the businesses of Unimin and Fairmount Santrol and to achieve anticipated synergies and the anticipated cost, timing and complexity of integration efforts;
•

our future financial performance, anticipated liquidity and capital expenditures and other risks related to the operations, including macro-economic conditions, indebtedness, continued availability of capital and financing and rating agency actions, managing expenses, operational losses, failure or breach of security systems, future prospects and business and management strategies for the management, expansion and growth of our operations;

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

•

our actual results of operations and financial condition at September 30, 2018 as compared to the unaudited pro forma combined financial information included in the Form S-4 and the Current Report on Form 8-K related to the Merger;

•	the tax treatment of the Merger;
•	potential branding or rebranding initiatives following the Merger, their costs and support among our customers; and
•	uncertainty as to the trading market and long-term value of our common stock.

Forward-looking statements are and will be based upon our then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements.  Although we believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge, forward-looking statements, by their nature, involve risks, uncertainties and other factors, many of these factors are beyond our control, and any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

Additional important assumptions, factors, and risks concerning future conditions that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and in the Form S-4, and may be discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  All written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications.  You should evaluate all forward-looking statements made in this Report in the context of these risks and uncertainties.

We caution you not to place undue reliance on forward-looking statements.  The important factors referenced above may not contain all of the factors that are important to you.  In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect.  Forward-looking statements are made only as of the date they are made.  We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

The financial information, discussion and analysis that follow should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Report as well as the financial and other information included in the Form S-4.

Overview

We are an application-focused minerals company providing materials solutions to customers drawing from a diversified product portfolio.  We produce a wide range of specialized silica sand, feldspar, nepheline syenite, calcium carbonate, clay, kaolin, lime, and limestone products for use in the energy and industrial markets in North America and around the world.  We have 43 sand mining facilities with over 50 million tons of annual sand processing capacity and significant proven and probable mineral reserves that serve both the industrial and energy markets.  We also have 13 coating facilities providing in excess of two million tons of annual coating capacity.  Our mining and coating facilities span North America and also include operations in China and Denmark.  The U.S., Mexico, and Canadian operations are among the largest, most flexible, and cost-efficient facilities in the industry with close proximity to our customer base.

Our operations are organized into two segments based on the primary end markets we serve – Energy and Industrial.  Our Energy segment offers the oil and gas industry a comprehensive portfolio of raw frac sand, value-added proppants, well-cementing additives, gravel-packing media and drilling mud additives that meet or exceed the standards of the American Petroleum Institute (“API”).  Our products serve hydraulic fracturing operations throughout the U.S., Canada, Argentina, Mexico, China, and northern Europe.  Our Industrial segment provides raw, value-added, and custom-blended products to the glass, construction, ceramics, foundry, coatings, polymers, sports and recreation, filtration and various other industries all over the world.  We believe our segments are complementary.  Our ability to sell to a wide range of customers across multiple end markets allows us to maximize the recovery of our reserve base within our mining operations and to reduce the cyclicality of our earnings.

We are capable of Class I railroad deliveries to each of North America’s major oil and gas producing basins and also have the flexibility to ship our product via barge, marine terminals and trucks to reach our customers as needed.  We operate an integrated logistics platform with over 70 proppant distribution terminals and a fleet of approximately 17,000 railcars considering car returns that took place throughout the year and subleases and excluding customer cars in the railcar fleet.  Seven of our production facilities and over 15 terminals located in regional basins are capable of shipping and receiving unit trains, respectively, which reduces freight costs and improves cycle times for our railcar fleet.

Merger with Fairmount Santrol

As disclosed in Notes 1 and 2 of the unaudited condensed consolidated financial statements included in this Report, on June 1, 2018, Fairmount Santrol was merged into a wholly owned subsidiary of Unimin.  Fairmount Santrol ceased to exist as a separate corporate entity, its shares ceased trading, and was delisted from the NYSE.  The combined entity as a result of the Merger began operating and trading as Covia.  Fairmount Santrol stockholders in the aggregate (including holders of certain Fairmount Santrol equity awards) received $170 million in cash consideration and approximately 35% of our common stock, with Sibelco owning the remaining 65%.

In connection with the Merger, we redeemed shares of Unimin common stock from Sibelco in exchange for an amount in cash equal to approximately (i) $660 million plus interest accruing at 5.0% per annum for the period from September 30, 2017 through June 1, 2018 less (ii) the $170 million in cash paid to Fairmount Santrol stockholders.

In the three and nine months ended September 30, 2018, we incurred $5.6 million and $49.8 million of Merger-related expenses, respectively.  In the three and nine months ended September 30, 2017, we did not incur any Merger-related expenses.

Discontinued Operations

As disclosed in Note 1 of the unaudited condensed consolidated financial statements included in this Report, on May 31, 2018, prior to, and as a condition to the closing of the Merger, Unimin contributed certain assets, comprising its global high purity quartz business in exchange for all of the stock of HPQ Co. and the assumption by HPQ Co. of certain liabilities.  Unimin distributed 100% of the stock of HPQ Co. to Sibelco in exchange for certain shares of Unimin common stock held by Sibelco.  HPQ Co. is presented as discontinued operations in the unaudited condensed consolidated financial statements.

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

Recent Trends and Outlook

Energy proppant trends

Demand for proppant is predominantly influenced by the level of drilling and completions activity by oil and natural gas exploration and production companies, which, in turn, depends largely on the current and anticipated profitability of developing oil and natural gas reserves.  Drilling and completions activity has increased in 2018 as a result of rising oil prices.  Recent West Texas Intermediate benchmark pricing is over $60 per barrel as of early November 2018 as compared with $50 per barrel in early 2017.

In response to the improved returns generated by these increases in hydrocarbon prices, oil and natural gas exploration and production companies have increased their capital spending on drilling and completion activities since early 2017, and the demand for oilfield activities has increased.  According to GE Baker Hughes North American Rig Count, the number of active total land drilling rigs in the U.S. has increased from a low of 634 rigs as reported on January 13, 2017 to 1,046 active drilling rigs as reported on October 26, 2018.  The increased drilling activity combined with growing sand intensities per well over the last two years has resulted in significant increase in demand for sand-based proppants.

Despite the growth in demand, energy supply dynamics have also shifted significantly with increased capacity additions, particularly in the Permian basin.  This increased capacity is a result of customers’ demands for a lower cost and finer grade proppant to suit well designs.  As a result, supply for proppants, especially in the Permian basin, has started to outpace demand growth in the second half of 2018 and is expected to continue into 2019.  This dynamic has impacted customer demand for Northern White sands and correspondingly the market price of these products during the third quarter.

In response to changing market demands, we have idled mining operations at Shakopee, Minnesota; Brewer, Missouri; and Wexford, Michigan, and our Cutler, Missouri resin coating facility in the third quarter of 2018, adding to the previously idled mining operation at Hager Bay, Wisconsin.  In November 2018, we also announced plans to idle our two mining operations in Voca, Texas.  In total, we have reduced Energy capacity by 4.9 million tons through these measures allowing us to lower fixed plant costs and consolidate volumes into lower cost operations.

While we have idled certain of Northern White sand and Voca, Texas facilities, we have also commissioned two new facilities in the Permian basin in the third quarter 2018 and a two million ton facility in Oklahoma in the fourth quarter 2018.

Industrial end market trends

Our Industrial segment’s products are sold to customers in the glass, construction, ceramics, foundry, coatings, polymers, sports and recreation, filtration and various other industries.  Our sales in these industries correlate strongly with overall economic activity levels as reflected in the gross domestic product, unemployment levels, vehicle production and growth in the housing market.  Overall activity within our industrial segment remains strong with certain sectors providing above-average growth due to consumer, regulatory and/or manufacturing trends.

Key Metrics Used to Evaluate Our Business

Our management uses a variety of financial and operational metrics to analyze Covia’s performance across the Energy and Industrial segments.  The determination of segments is based on the primary industries we serve, the management structure and the financial information that is reviewed by our chief operating decision maker in deciding how to allocate resources and assess performance.  We evaluate our performance of these segments based on their volumes sold, average selling price, segment gross profit, operating cash flows, associated per ton metrics earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, as defined in the Non-GAAP Financial Measures section below.  We view these metrics as important factors in evaluating profitability and review these measurements frequently to analyze trends and make decisions.

Segment Gross Profit

Segment gross profit is a key metric we uses to evaluate our operating performance and to determine resource allocation between segments.  Segment gross profit is defined as segment revenue less segment cost of sales, not including depreciation, depletion and amortization expenses and does not include any selling, general, and administrative costs or corporate costs.  As a result of the Merger, inventories were written up to fair value under U.S. generally accepted accounting principles (“GAAP”) with certain amounts expensed through cost of sales thereby reducing gross profit.  Additionally, for the three month period ended September 30, 2018, we booked charges to the Energy segment for the impairment of inventories located at recently idled facilities.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures that are used by management and certain external users of our financial statements in evaluating our operating performance.

We define EBITDA as net income before interest expense, income tax expense (benefit), depreciation, depletion and amortization.  Adjusted EBITDA is defined as EBITDA before non-cash stock-based compensation and certain other income or expenses, including restructuring charges, impairments and Merger-related expenses.

We believe EBITDA and Adjusted EBITDA are useful because they allow management to more effectively evaluate our normalized operations from period to period as well as provide an indication of cash flow generation from operations before investing or financing activities.  Accordingly, EBITDA and Adjusted EBITDA do not take into consideration our financing methods, capital structure or capital expenditure needs.  As previously noted, Adjusted EBITDA excludes certain non-operational income and/or costs, the removal of which improves comparability of operating results across reporting periods.  However, EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as alternatives to, or more meaningful than, net income as determined in accordance with GAAP as indicators of our operating performance.  Certain items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of EBITDA or Adjusted EBITDA.

Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.  Adjusted EBITDA contains certain other limitations, including the failure to reflect our cash expenditures, cash requirements for working capital needs and cash costs to replace assets being depreciated and amortized, and excludes certain non-operational charges.  We compensate for these limitations by relying primarily on our GAAP results and by using Adjusted EBITDA only as a supplement.  Non-GAAP financial information should not be considered in isolation or viewed as a substitute for measures of performance as defined by GAAP.

Although we attempt to determine EBITDA and Adjusted EBITDA in a manner that is consistent with other companies in its industry, our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies due to potential inconsistencies in the methods of calculation.  We believe that EBITDA and Adjusted EBITDA are widely followed measures of operating performance.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Reconciliation of EBITDA and Adjusted EBITDA

Net income (loss) from continuing operations attributable to Covia	$(288,794)	$27,703	$(234,946)	$71,264
Interest expense, net	23,530	5,104	35,325	12,634
Provision (benefit) for income taxes	(16,848)	20,090	(524)	36,460
Depreciation, depletion, and amortization expense	68,584	24,639	132,459	72,197
EBITDA	(213,528)	77,536	(67,686)	192,555

Non-cash stock compensation expense(1)	2,654	-	3,447	-
Goodwill and other asset impairments(2)	265,343	-	277,643	-
Restructuring charges(3)	24,061	-	24,061	-
Costs and expenses related to the Merger(4)	5,600	-	49,823	-
Adjusted EBITDA	$84,130	$77,536	$287,288	$192,555

(1)

Represents the non-cash expense for stock-based awards issued to our employees and outside directors.  Stock compensation expense related to the accelerated awards as a result of the Merger is included in Merger related costs and expenses.  Stock compensation expenses are reported in Selling, general and administrative (“SG&A”) expenses.

(2)

Represents expenses associated with the impairment of goodwill in the Energy segment and the impairment of assets from recently idled facilities for the three and nine months ended September 30, 2018.  Also includes charges from a terminated project for the nine months ended September 30, 2018 due to post-Merger synergies and capital optimization.

(3)

Represents expenses associated with restructuring activities as a result of the merger and idled plant facilities, including, inventory impairments, pension and severance expenses, in addition to other liabilities recognized.  The inventory impairment charges of $6.7 million are recorded in cost of goods sold.  The pension related expenses of $2.6 million are recorded in Other non-operating expenses.

(4)

Costs and expenses related to the Merger with Fairmount Santrol include legal, accounting, financial advisory services, severance, debt extinguishment, and other expenses.  Additionally, it includes stock compensation expense related to accelerated awards as a result of the Merger.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Operating Data
Energy
Total tons sold	4,497	3,081	11,747	8,362
Revenues	$324,606	$185,693	$858,813	$473,299
Segment gross profit	$60,961	$55,940	$227,744	$122,004
Industrial
Total tons sold	3,680	3,101	9,997	9,188
Revenues	$198,762	$162,115	$542,794	$485,900
Segment gross profit	$56,805	$47,174	$152,631	$143,085

Financial results for the three month period ended September 30, 2018 include the results of the combined Company subsequent to the Merger on June 1, 2018.  Covia’s nine months ended September 30, 2018 reported financial results include legacy Unimin and legacy Fairmount Santrol for the nine months and four months ended September 30, 2018, respectively.  Covia’s reported financial results for the three and nine months ended September 30, 2017 only include legacy Unimin.  Covia’s financial results, and the table above, exclude HPQ Co. (legacy Unimin’s Electronics segment), which was distributed to Sibelco at the close of the Merger and is reported as discontinued operations in the condensed consolidated financial statements for 2018 and 2017.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

Revenues were $523.4 million for the three months ended September 30, 2018 compared to revenues of $347.8 million for the three months ended September 30, 2017, an increase of $175.6 million, or 50%.  With the inclusion of legacy Fairmount Santrol revenues for the three months ended September 30, 2017 of $280.1 million, revenues for the three months ended September 30, 2018 decreased $104.5 million, or 17%.  Our revenues decreased year over year due to lower volumes partially offset by improved pricing over the prior year period.

Revenues in the Energy segment were $324.6 million for the three months ended September 30, 2018 compared to $185.7 million for the three months ended September 30, 2017, an increase of $138.9 million, or 75%.  With the inclusion of legacy Fairmount Santrol Energy revenues for the three months ended September 30, 2017 of $249.8 million, Energy revenues decreased $110.9 million, or 25%.  Energy revenues decreased primarily due to lower proppant sand volumes partially offset by improved pricing.  Volumes sold into the Energy segment were 4.5 million tons in the three months ended September 30, 2018 compared to 3.1 million tons in the three months ended September 30, 2017, an increase of 1.4 million tons, or 45%.  For the three months ended September 30, 2017, legacy Fairmount Santrol Energy volumes were 2.8 million tons.

Revenues in the Industrial segment were $198.8 million for the three months ended September 30, 2018 compared to $162.1 million for the three months ended September 30, 2017, an increase of $36.7 million, or 23%.  With the inclusion of legacy Fairmount Santrol Industrial revenues for the three months ended September 30, 2017 of $30.3 million, Industrial revenues increased $6.4 million, or 3%.  Industrial revenues increased due to the annual price increase implemented at the beginning of 2018.  Volumes sold into the Industrial segment were 3.7 million tons in the three months ended September 30, 2018, compared to 3.1 million tons for the three months ended September 30,

2017, an increase of 0.6 million tons, or 19%.  For the three months ended September 30, 2017, legacy Fairmount Santrol Industrial volumes were 0.6 million tons.

Segment Gross Profit

Total segment gross profit was $117.8 million for the three months ended September 30, 2018 compared to segment gross profit of $103.1 million for the three months ended September 30, 2017, an increase of $14.7 million, or 14%.  With the inclusion of legacy Fairmount Santrol segment gross profit for the three months ended September 30, 2017 of $94.2 million, total Company segment gross profit decreased $79.5 million, or 40%.  Total segment gross profit for the three months ended September 30, 2018 includes $5.5 million of expense related to the $30.2 million write-up of legacy Fairmount Santrol’s inventories to fair value under GAAP, $6.7 million in inventory write-offs at recently idled facilities and $6.3 million from our in-basin facilities due to start-up activities and lower fixed cost leverage associated with scaling production.  The remaining segment gross profit decrease year-over-year was primarily due to the decline in volumes sold in the Energy segment.

Energy segment gross profit was $61.0 million for the three months ended September 30, 2018 compared to $55.9 million for the three months ended September 30, 2017, an increase of $5.1 million, or 9%.  With the inclusion of legacy Fairmount Santrol Energy segment gross profit for the three months ended September 30, 2017 of $80.5 million, Energy segment gross profit decreased $75.4 million, or 55%.  Energy segment gross profit for the three months ended September 30, 2018 includes $4.1 million of expense related to the write-up of legacy Fairmount Santrol’s inventories to fair value under GAAP, $6.7 million in inventory write-offs at recently idled facilities and $6.3 million for the combined loss from our in-basin facilities due to start-up activities and lower fixed cost leverage associated with scaling production.  The remaining Energy segment gross profit decrease year-over-year was primarily due to the decline in volumes sold.

Industrial segment gross profit was $56.8 million for the three months ended September 30, 2018 compared to $47.2 million for the three months ended September 30, 2017, an increase of $9.6 million, or 20%.  With the inclusion of legacy Fairmount Santrol Industrial segment gross profit for the three months ended September 30, 2017 of $13.7 million, Industrial segment gross profit decreased $4.1 million, or 7%.  Industrial segment gross profit includes $1.4 million of expense related to the write-up of legacy Fairmount Santrol’s inventories to fair value under GAAP.  The remaining Industrial segment gross profit decrease year-over-year was primarily due to higher production and energy costs in the U.S. and Mexico coupled with greater foreign exchange impact on the Mexican-related revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $19.0 million, or 79%, to $43.2 million for the three months ended September 30, 2018 compared to $24.2 million for the three months ended September 30, 2017.  SG&A for the three months ended September 30, 2018 included $2.7 million of stock compensation expense.  Legacy Fairmount Santrol SG&A for the three months ended September 30, 2017 was $31.1 million, which included $1.3 million in Merger-related expenses and $2.4 million in stock compensation expense.  With the inclusion of legacy Fairmount Santrol SG&A but excluding the impact of stock compensation and merger-related expenses in each of the comparable periods, SG&A decreased $11.2 million, or 21% primarily due to lower variable compensation.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $44.0 million, or 179%, to $68.6 million for the three months ended September 30, 2018 compared to $24.6 million in the three months ended September 30, 2017.  The higher expense was due to more assets placed in service largely due to the commissioning of both West Texas mining facilities and the write-up to fair value of the legacy Fairmount Santrol property, plant, and equipment and intangibles under GAAP.

Other Operating Expense (Income), net

Other operating expense (income), net decreased $1.0 million to income of $1.0 million for the three months ended September 30, 2018 compared to $6 thousand in the three months ended September 30, 2017.  Other operating expense for the three months ended September 30, 2018 included government incentives for facility relocations.  The remaining decrease in other operating expense was related to foreign currency fluctuations.

Goodwill and Other Asset Impairments

The Company incurred goodwill and other asset impairments of $265.3 million in the three months ended September 30, 2018.  Goodwill and other asset impairments included non-cash charges for the impairment of assets from recently idled facilities and the impairment of goodwill in the Energy reporting unit due to the current business conditions and the Company’s recent decline in stock price.  There were no impairments in the three months ended September 30, 2017.

Restructuring Charges

The Company incurred restructuring charges of $14.8 million in the three months ended September 30, 2018.  Restructuring charges included expenses associated with restructuring activities as a result of the merger and idled plant facilities, including, severance, relocation and contract terminations.  There were no restructuring charges in the three months ended September 30, 2017.

Operating Income (Loss) from Continuing Operations

Operating income (loss) from continuing operations decreased approximately $327.4 million to a loss of $273.1 million for the three months ended September 30, 2018 compared to income of $54.3 million for the three months ended September 30, 2017.  The change in operating income from continuing operations for the three months ended September 30, 2018 was largely due to the lower profitability in the Energy segment, Energy segment goodwill and asset impairments of $265.3 million and restructuring charges of $14.8 million.

Interest Expense, net

Interest expense increased $18.4 million to $23.5 million for the three months ended September 30, 2018 compared to $5.1 million for the three months ended September 30, 2017.  The increase in expense for the three months ended September 30, 2018 is primarily due to the increased debt that the Company incurred to finance the Merger.

Other Non-Operating Expense, net

Other non-operating expense, net increased $7.6 million to $9.0 million in the three months ended September 30, 2018 compared to $1.4 million in the three months ended September 30, 2017.  The increase is due to legal, accounting, and other expenses incurred in connection with the Merger and pension charges related to settlements.

Provision (Benefit) for Income Taxes

The provision for income taxes decreased $36.9 million to a tax benefit of $16.8 million for the three months ended September 30, 2018 compared to tax expense of $20.1 million for the three months ended September 30, 2017.  Income before income taxes decreased $353.5 million to a loss of $305.7 million for the three months ended September 30, 2018 compared to income of $47.8 million for the three months ended September 30, 2017.  The decrease in tax expense recorded during the third quarter of 2018 was primarily related to the decrease in income before income taxes offset by the non-deductibility of the goodwill impairment.  The effective tax rate was 5.5% and 42.0% for the three months ended September 30, 2018 and 2017, respectively.  The decrease in the effective tax rate is primarily attributable to the non-deductibility of the goodwill impairment.  The effective rate differs from the U.S. federal statutory rate primarily due to the goodwill impairment, depletion, the impact of foreign taxes, and the foreign provisions of the Tax Act.

For the three months ended September 30, 2018, the Company remains provisional for legislative changes of the Tax Act.  The SEC has provided up to a one-year measurement period, ending December 22, 2018, for the Company to finalize the accounting for the impacts of the Tax Act.  During the three months ended September 30, 2018, there were no adjustments made to previous estimates related to the Tax Act.  We are currently in the process of completing our estimates, which will be finalized during the fourth quarter of 2018.

The provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate.  If our estimated effective tax rate changes, we make a cumulative adjustment.

Net Income (Loss) Attributable to Covia

Net income attributable to Covia decreased $318.9 million to a loss of $288.8 million for the three months ended September 30, 2018 compared to $30.1 million for the three months ended September 30, 2017 which includes $2.4 million from discontinued operations.  The remaining change in net income attributable to Covia is due to the factors previously noted.

Adjusted EBITDA

Adjusted EBITDA increased $6.6 million to $84.1 million for the three months ended September 30, 2018 compared to $77.5 million for the three months ended September 30, 2017.  Adjusted EBITDA for the three months ended September 30, 2018 excludes the impact of $297.6 million in expenses consisting of $2.7 million of non-cash stock compensation expense, $265.3 million of Goodwill and other asset impairments, $24.1 million in restructuring charges from the recently-idled mining operations, and $5.6 million in Merger-related expenses.  Adjusted EBITDA for the three months ended September 30, 2018 includes $11.8 million of additional expense consisting of $5.5 million of additional expense included in cost of goods sold related to the write-up of legacy Fairmount Santrol’s inventories to fair value and $6.3 million for the combined loss from our in-basin facilities due to start-up costs and lower fixed cost leverage associated with scaling production.  The change in Adjusted EBITDA is largely due to lower volumes which resulted in lower gross profit for the reasons previously noted above.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

Revenues were $1.4 billion for the nine months ended September 30, 2018 compared to revenues of $959.2 million for the nine months ended September 30, 2017, an increase of $442.4 million, or 46%.  With the inclusion of legacy Fairmount Santrol revenues of $477.3 million for the five month period ended May 31, 2018 and $685.9 million for the nine months ended September 30, 2017, total Company revenues increased $233.9 million, or 14%.  The increase in revenues year over year was due to higher Energy volumes and improved pricing.

Revenues in the Energy segment were $858.8 million for the nine months ended September 30, 2018 compared to $473.3 million for the nine months ended September 30, 2017.  With the inclusion of legacy Fairmount Santrol Energy revenues of $421.5 million for the five month period ended May 31, 2018 and $589.6 million for the nine months ended September 30, 2017, Energy segment revenues increased $217.4 million, or 20%.  The increase in Energy segment revenues was primarily due to growth in demand for proppant sand in the first half of 2018 as well as increased prices.  Volumes sold into the Energy segment were 11.7 million tons in the nine months ended September 30, 2018 compared to 8.4 million tons in the nine months ended September 30, 2017, an increase of 3.3 million tons, or 39%.  Legacy Fairmount Santrol Energy volumes were 4.6 million tons for the five month period ended May 31, 2018 and 7.5 million tons for the nine months ended September 30, 2018.

Revenues in the Industrial segment were $542.8 million for the nine months ended September 30, 2018 compared to $485.9 million for the nine months ended September 30, 2017, an increase of $56.9 million, or 12%.  With the inclusion of legacy Fairmount Santrol Industrial revenues of $55.8 million for the five month period ended May 31, 2018 and $96.3 million for the nine months ended September 30, 2017, Industrial revenues increased $16.4 million, or 3%.  The revenue increase in the Industrial segment was driven by an annual price increase implemented at the beginning of 2018.  Volumes sold into the Industrial segment increased 9% to 10.0 million tons in the nine months ended September 30, 2018 compared to 9.2 million tons in the nine months ended September 30, 2017.  Legacy

Fairmount Santrol Industrial volumes were 1.0 million tons for the five month period ended May 31, 2018 and 1.9 million tons for the nine months ended September 30, 2017.

Segment Gross Profit

Total segment gross profit was $380.4 million for the nine months ended September 30, 2018 compared to segment gross profit of $265.1 million for the nine months ended September 30, 2017, an increase of $115.3 million, or 43%.  With the inclusion of legacy Fairmount segment gross profit of $158.1 million for the five months ended May 31, 2018 and $200.0 million for the nine months ended September 30, 2017, segment gross profit increased $73.4 million, or 16%, due to the increase in volumes sold and higher average selling prices in 2018 relative to 2017 in the Energy segment.  Total segment gross profit for the nine months ended September 30, 2018 includes $44.0 million of additional expense consisting of $24.7 million of expense related to the $30.2 million write-up of legacy Fairmount Santrol’s inventories to fair value under GAAP, $6.7 million in inventory write-offs at recently idled facilities, and $13.3 million for the combined loss from our in-basin facilities due to start-up costs and lower fixed cost leverage associated with scaling production.

Energy segment gross profit was $227.7 million for the nine months ended September 30, 2018 compared to $122.0 million for the nine months ended September 30, 2017, an increase of $105.7 million, or 87%.  With the inclusion of legacy Fairmount Santrol Energy segment gross profit of $136.7 million for the five months ended May 31, 2018 and $158.2 million for the nine months ended September 30, 2017, Energy segment gross profit increased $84.2 million, or 30%, due to higher selling prices and volume.  Total Energy segment gross profit for the nine months ended September 30, 2018 includes $41.4 million of additional expense consisting of $22.1 million of expense related to the $30.2 million write-up of legacy Fairmount Santrol’s inventories to fair value under GAAP, $6.7 million in inventory write-offs at recently idled facilities, and $13.3 million for the combined loss from our in-basin facilities due to start-up costs and lower fixed cost leverage associated with scaling production.

Industrial segment gross profit was $152.6 million for the nine months ended September 30, 2018 compared to $143.1 million for the nine months ended September 30, 2017, an increase of $9.5 million, or 7%.  With the inclusion of legacy Fairmount Santrol Industrial segment gross profit of $21.4 million for the five months ended May 31, 2018 and $41.8 million for the nine months ended September 30, 2017, Industrial segment gross profit decreased $10.9 million, or 6%.  Total Industrial segment gross profit for the nine months ended September 30, 2018 includes $2.6 million of expense related to the $30.2 million write-up of legacy Fairmount Santrol’s inventories to fair value under GAAP.  The remaining decline was due to relatively flat volumes augmented by higher production and energy costs in the U.S. and Mexico, coupled with greater foreign currency impact on Mexico sales.

Selling, General and Administrative Expenses

SG&A increased $33.5 million, or 51%, to $99.8 million for the nine months ended September 30, 2018 compared to $66.3 million for the nine months ended September 30, 2017.  SG&A for the nine months ended September 30, 2018 includes stock compensation expense of $3.4 million.  Legacy Fairmount Santrol SG&A for the five months ended May 31, 2018 was $44.2 million and included $8.5 million in stock compensation expenses.  For the nine months ended September 30, 2017, legacy Fairmount Santrol SG&A was $79.4 million which included $7.6 million of stock compensation expenses and $1.5 million in merger-related expenses.  With the inclusion of legacy Fairmount Santrol SG&A but excluding the impact of stock compensation and merger-related expenses in each of the comparable periods, SG&A decreased over the prior year primarily due to lower variable compensation.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $60.3 million to $132.5 million for the nine months ended September 30, 2018, compared to $72.2 million in the nine months ended September 30, 2017.  The increase in expense was due to more assets placed in service, largely due to the start-up of the West Texas mining facilities, as well as the commissioning of our Utica expansion and the write-up to fair value of the legacy Fairmount Santrol property, plant, and equipment and intangibles under GAAP.

Goodwill and Other Asset Impairments

The Company incurred goodwill and other asset impairments of $277.6 million in the nine months ended September 30, 2018.  Goodwill and other asset impairments included non-cash charges for the impairment of assets from recently idled facilities and the impairment of goodwill in the Energy reporting unit due to the current business conditions and the company’s recent decline in stock price.  For the nine months ended September 30, 2018 goodwill and other asset impairments also includes the impairment of assets from recently idled facilities and charges from a terminated project for the due to post-Merger synergies and capital optimization.  There were no impairments in the nine months ended September 30, 2017.

Restructuring Charges

The Company incurred restructuring charges of $14.8 million in the nine months ended September 30, 2018.  Restructuring charges included expenses associated with restructuring activities as a result of the merger and idled plant facilities, including, severance, relocation and contract terminations.  There were no restructuring charges in the nine months ended September 30, 2017.

Other Operating Expense (Income), net

Other operating expense (income), net decreased $2.1 million to a loss of $0.3 million for the nine months ended September 30, 2018 compared to $1.8 million in the nine months ended September 30, 2017.  Other operating expense for the nine months ended September 30, 2018 included government incentives for facility relocations.  The remaining decrease in other operating expense was related to foreign currency variances.

Operating Income (Loss) from Continuing Operations

Operating income (loss) from continuing operations decreased $268.7 million to a loss of $143.9 million for the nine months ended September 30, 2018 compared to income of $124.8 million for the nine months ended September 30, 2017.  The decrease in operating income from continuing operations was largely due to the higher profitability in the Energy segment which was offset by the goodwill and other asset impairments of $277.6 million and restructuring charges of $14.8 million.

Interest Expense, net

Interest expense increased $22.7 million, or 180%, to $35.3 million for the nine months ended September 30, 2018 compared to $12.6 million for the nine months ended September 30, 2017.  The increase in expense for the nine months ended September 30, 2018 is primarily due to the increased debt that the Company incurred to finance the Merger.

Other Non-Operating Expense, net

Other non-operating expense, net increased $51.8 million to $56.2 million in the nine months ended September 30, 2018 compared to $4.4 million in the nine months ended September 30, 2017.  The increase is due to legal, accounting, financial advisory services, severance, accelerated stock awards, debt extinguishment and other expenses incurred in connection with the Merger and pension charges related to settlements.

Provision (Benefit) for Income Taxes

The provision for income taxes decreased $37.0 million to a tax benefit of $0.5 million for the nine months ended September 30, 2018 compared to tax expense of $36.5 million for the nine months ended September 30, 2017.  Income before income taxes decreased $343.1 million to a loss of $235.4 million for the nine months ended September 30, 2018 compared to income of $107.7 million for the nine months ended September 30, 2017.  The decrease in tax expense recorded during 2018 was primarily related to the decrease in income before taxes offset by the non-deductibility of the goodwill impairment.  The effective tax rate was 0.2% and 33.8% for the nine months ended September 30, 2018 and 2017, respectively.  The decrease in the effective tax rate is primarily attributable to the non-deductibility of the goodwill impairment.  The effective rate differs from the U.S. federal statutory rate primarily due to the goodwill impairment, depletion, the impact of foreign taxes, and the foreign provisions of the Tax Act.

For the nine months ended September 30, 2018, the Company remains provisional for legislative changes of the Tax Act.  The SEC has provided up to a one-year measurement period, ending December 22, 2018, for the Company to finalize the accounting for the impacts of the Tax Act.  During the nine months ended September 30, 2018, there were no adjustments made to previous estimates related to the Tax Act.  We are currently in the process of completing our estimates, which will be finalized during the fourth quarter of 2018.

Net Income (Loss) Attributable to Covia

Net income attributable to Covia decreased $306.2 million, or 365%, to a loss of $222.4 million for the nine months ended September 30, 2018 compared to $83.8 million for the nine months ended September 30, 2017 due to the factors previously noted.

Adjusted EBITDA

Adjusted EBITDA increased $94.7 million to $287.3 million for the nine months ended September 30, 2018 compared to $192.6 million for the nine months ended September 30, 2017.  Adjusted EBITDA for the nine months ended September 30, 2018 excludes the impact $355.0 million of expenses consisting of $3.4 million of non-cash stock compensation expense, $277.6 million of Goodwill and other asset impairments, restructuring charges of $24.1 million as a result of the Merger and idled plant facilities, and $49.8 million in Merger-related expenses.  Adjusted EBITDA for the nine months ended September 30, 2018 includes additional expense of $38.0 million consisting of $24.7 million of expense included in cost of goods sold, which is related to the $30.2 million write-up of legacy Fairmount Santrol’s inventories to fair value under GAAP and $13.3 million for the combined loss from our in-basin facilities due to start-up costs and lower fixed cost leverage associated with scaling production.  The change in Adjusted EBITDA is largely due to increased gross profit for the reasons previously noted.

Liquidity and Capital Resources

Overview

Our liquidity is principally used to service our debt, meet our working capital needs, and invest in both maintenance and organic growth capital expenditures.  Historically, we have met our liquidity and capital investment needs with funds generated from operations and the issuance of debt, if necessary.

On the Merger Date, we entered into an agreement with a group of banks, financial institutions, and other entities with Barclays Bank PLC, serving as administrative agent, and Barclays Bank PLC and BNP Paribas Securities Corp., serving as joint lead arrangers and joint bookrunners, for the $1.65 billion Term Loan and the $200 million Revolver.  The Term Loan matures seven years after the Merger Date and amortizes in equal quarterly installments in an amount equal to 1% per year beginning with the first full fiscal quarter after the Merger Date, with the balance due at maturity.  Loans under the Term Loan would be prepaid with, subject to various exceptions, (a) 100% of the net cash proceeds of all non-ordinary course asset sales or dispositions and insurance proceeds, (b) 100% of the net cash proceeds of issuances of indebtedness and (c) 50% of annual excess cash flow (with stepdowns to 25% and 0% based on total net leverage ratio levels).  Voluntary prepayments of the Term Loan will be permitted at any time without premium or penalty other than (a) customary “breakage” costs with respect to LIBOR borrowings and (b) a 1.00% call protection premium applicable to certain “repricing transactions” occurring on or prior to the date that is nine months after the Merger Date.

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

The credit agreement provides that the interest rate spreads set forth in the table above will each be reduced by 0.25% if our corporate credit ratings issued in connection with the initial syndication of the Term Loan and Revolver are BB- (with a stable or better outlook) or higher and Ba3 (with a stable or better outlook) or higher from S&P and Moody’s, respectively.  As of the date hereof, S&P and Moody’s have announced that our ratings of the combined company are at or above such levels.

The Term Loan and Revolver are guaranteed by all of our wholly owned material restricted subsidiaries (including Bison Merger Sub, LLC, as successor to Fairmount Santrol, and all of the wholly owned material restricted subsidiaries of Fairmount Santrol), subject to certain exceptions.  In addition, subject to various exceptions, the Term Loan and Revolver are secured by substantially all of the assets of the Company and each other guarantor, including, but not limited to (a) a perfected first-priority pledge of all of the capital stock held by the Company or any other guarantor of each existing or subsequently acquired or organized wholly owned restricted subsidiary (no more than 65% of the voting stock of any foreign subsidiary) and (b) perfected first-priority security interests in substantially all of the tangible and intangible assets of the Company and each guarantor.

The Term Loan and Revolver contain customary representations and warranties, affirmative covenants, negative covenants and events of default.  Negative covenants include, among others, limitations on debt, liens, asset sales, mergers, consolidations and fundamental changes, dividends and repurchases of equity securities, repayments or redemptions of subordinated debt, investments, transactions with affiliates, restrictions on granting liens to secure obligations, restrictions on subsidiary distributions, changes in the conduct of the business, amendments and waivers in organizational documents and junior debt instruments and changes in the fiscal year.

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

The proceeds of the Term Loan were used to primarily repay certain debt of legacy Fairmount Santrol and legacy Unimin, which included additional debt incurred to fund the Cash Redemption and to pay $170 million to Fairmount Santrol stockholders as part of the Merger.

See Note 7 in the condensed consolidated financial statements included in this Report for further detail.

As of September 30, 2018, we had outstanding term loan borrowings of $1.65 billion and cash on hand of $155.4 million.  In addition, our Revolver can provide additional liquidity, if needed.  As of September 30, 2018, we had $200.0 million of availability under our Revolver with $11.9 million committed to letters of credit, leaving net availability at $188.1 million.

Our operations are capital-intensive and short term capital expenditures related to certain strategic projects are expected to be substantial.  As of the date of this Report, we believe that our liquidity will be sufficient to meet cash obligations, including working capital requirements, anticipated capital expenditures, and scheduled debt service over the next 12 months.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and represents a measure of liquidity.  Covia’s working capital was $440.6 million at September 30, 2018 and $468.7 million at December 31, 2017.  The decrease in working capital is primarily due to the Merger and the assets of Fairmount Santrol.

Cash Flow Analysis

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, and the effect of changes in working capital.

Net cash provided by operating activities was $190.3 million for the nine months ended September 30, 2018 compared with $126.5 million provided in the nine months ended September 30, 2017.  This $63.8 million variance was primarily the result of a $306.1 million decrease in net income, partially offset by a $57.4 million increase in depreciation, depletion, and amortization expense (largely due to purchase accounting adjustments), a $277.6 million non-cash impairment of goodwill and other assets, non-cash restructuring charges of $14.3 million, and $6.7 million in other net decreases to reconcile net income to net cash provided by operating activities.  Additionally, changes in working capital resulted in a source of cash of $27.2 million.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.  Capital expenditures generally are for expansions of production or terminal facilities, land and reserve acquisition or maintenance related expenditures which are generally are for asset replacement and health, safety, and quality improvements.

Net cash used in investing activities was $283.3 million for the nine months ended September 30, 2018 compared to $50.7 million used for the nine months ended September 30, 2017. The $232.6 million variance was primarily related to the increase in capital expenditures of $188.4 million as well as Merger-related cash flows, such as the $31.0 million transferred to HPQ Co., and $64.7 million in net payments to Fairmount Santrol stockholders.

Capital expenditures of $188.4 million in the nine months ended September 30, 2018 were primarily focused on construction of new facilities in West Texas, completion of the expansion of the Utica, Illinois, and Oregon facilities, and expanding capacity at the Canoitas facility in Mexico.  Capital expenditures were $51.1 million in the nine months ended September 30, 2017 and were primarily focused on a new enterprise resource planning (“ERP”) system and a tailings system in Kasota, Minnesota.

For the fourth quarter of 2018, we expect capital expenditures to be in a range of $50 million to $55 million.  This primarily includes maintenance capital expenditures and greenfield mine projects in West Texas and Oklahoma.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings under our Term Loan and repayments of debt of Unimin and Fairmount Santrol, in addition to the Cash Redemption payment, as a result of the Merger.

Net cash used in financing activities was $61.9 million in the nine months ended September 30, 2018 compared to $0.4 million used in the nine months ended September 30, 2017.  The $61.5 million variance is due to borrowing the $1.65 billion Term Loan, partially offset by $1.11 billion in payments on Unimin and Fairmount Santrol debts, a $520.4 million Cash Redemption payment, and $41.2 million in Merger related debt refinancing fees.

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

Inflation

We conduct the majority of our business operations in the U.S., Canada, and Mexico.  During the nine months ended September 30, 2018, certain inflationary pressures in Mexico impacted costs during the period relative to the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

We have no undisclosed off-balance sheet arrangements that have or are likely to have a current or future material impact on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

As of September 30, 2018, we have contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, terminal operating costs, leasehold interest payments, earnout payments, and other long-term liabilities.  Substantially all of the operating lease obligations are for railcars.

There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form S-4.

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

As of September 30, 2018 and December 31, 2017, we had $29.0 million and $12.5 million, respectively, accrued for Asset Retirement Obligations, which include future reclamation costs.  The increase is primarily related to purchase accounting adjustments recorded for the quarter ended September 30, 2018 to increase the Asset Retirement Obligations for the Company’s acquired mines.  There were no other significant changes with respect to environmental liabilities or future reclamation costs.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period.  While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  We evaluate our estimates and judgments on an ongoing basis.  We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances.  All of our significant accounting policies, including certain critical accounting policies and estimates, are disclosed in the Form S-4.

Recent Accounting Pronouncements

Refer to Note 1 of our unaudited condensed consolidated financial statements included in this Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swaps

Due to our variable-rate indebtedness, we are exposed to fluctuations in interest rates.  We use fixed interest rate swaps to manage this exposure.  These derivative instruments are reported at fair value in other non-current assets and other long-term liabilities. Changes in the fair value of derivatives are recorded each period in other comprehensive income.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.  No components of our hedging instruments were excluded from the assessment of hedge effectiveness.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.  The gain or loss on the interest rate swap is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

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

As of September 30, 2018, the fair value of the interest rate swaps was $3.4 million.

A hypothetical increase or decrease in interest rates by 1.0% on variable rate debt would have had an approximate $5.5 million impact on our interest expense in the nine months ended September 30, 2018.

Credit Risk

Credit risk is defined as the risk that a third party will not fulfill its contractual obligations and, therefore, generate losses for Covia.  We are subject to risks of loss resulting from nonpayment or nonperformance by our customers.  In the nine months ended September 30, 2018 and 2017, one customer exceeded 10% of revenues.  This customer accounted for 14% and 13% of our revenues in the nine months ended September 30, 2018 and 2017, respectively.  At September 30, 2018, we had two customers whose accounts receivable balances exceeded 10% of total receivables.  Approximately 13% and 10% of our accounts receivable balance at September 30, 2018, respectively, was from these two customers. At December 31, 2017, we had one customer whose accounts receivable balance exceeded 10% of total receivables.  Approximately 13% of our accounts receivable balance at December 31, 2017, respectively, was from this customer.  We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.  Credit risk is also mitigated by contracting with multiple counterparties and limiting exposure to individual counterparties to clearly defined limits based upon the risk of counterparty default.

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

Foreign Currency Risk

We are subject to market risk related to foreign currency exchange rate fluctuations.  Revenues from international operations represented 11% and 18% of our revenues for the nine months ended September 30, 2018 and 2017, respectively.  A portion of our business is transacted in currencies other than the functional currency, including the Canadian dollar and Mexican peso.  Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. dollar-denominated revenues with operating expenses that are paid in the same currencies.  To date, foreign currency fluctuations have not had a material impact on results from operations.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure of Controls and Procedures

We maintain disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”).  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) (principal executive officer) and Chief Financial Officer (“CFO”) (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our CEO and CFO have each concluded that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 1, 2018, Unimin and Fairmount Santrol merged to form Covia.  Refer to Note 1 and Note 2 of the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2018 included elsewhere in this Report.  We are currently in the process of integrating internal controls and procedures of the predecessor entities into internal controls over financial reporting.  As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will assess the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2019.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Product Liability Matters

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of September 30, 2018, we were subject to approximately 81 active silica exposure cases.  Many of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in the states of Ohio and Mississippi, although cases have been brought in many other jurisdictions over the years.  In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of a percentage of the defense costs.  Based on information currently available, management cannot reasonably estimate a loss at this time.  Although the outcomes of these lawsuits cannot be predicted with certainty, management does not believe that the pending lawsuits, individually or in the aggregate, are reasonably likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Stockholder Matters

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

On May 14, 2018, counsel for the plaintiffs and counsel for the defendants entered into a memorandum of understanding that, among other things, provided for the dissemination of additional information to Fairmount Santrol stockholders and for dismissal with prejudice of the lawsuits.  On May 15, 2018, Fairmount Santrol disseminated the supplemental disclosures to Fairmount Santrol stockholders through a Current Report on Form 8-K.  Also on May 15, 2018, the plaintiffs withdrew their pending motions for a preliminary injunction.  On May 25, 2018, at a special meeting of the stockholders of Fairmount Santrol, the holders of the majority of the outstanding shares of Fairmount Santrol voted to approve the Merger, among other things.  On June 1, 2018, the Merger was effected pursuant to the Merger agreement.  On November 9, 2018, the parties executed a stipulation of settlement and the plaintiffs filed a motion with the Court, seeking preliminary approval of the proposed settlement.  Although the outcome of this lawsuit cannot be predicted with certainty, management does not believe that this pending lawsuit is reasonably likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Other Matters

We are involved in other legal actions and claims arising in the ordinary course of business.  We currently believe that each such action and claim will be resolved without a material effect on our financial condition, results of operations, or liquidity.  However, litigation involves an element of uncertainty.  Future developments could cause these actions or claims to have a material effect on our financial condition, results of operations, and liquidity.

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors discussed under the caption “Risk Factors” in the Form S-4.  There have been no material changes to the risk factors previously disclosed in the Form S-4.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Our safety program establishes a system for promoting a safety culture that encourages incident prevention and continually strives to improve our safety and health performance.  Our safety program includes as its domain all established safety and health specific programs and initiatives for the Company’s material compliance with all local, state and federal legislation, standards, and regulations as they apply to a safe and healthy employee, stakeholder, and work environment.

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

COVIA HOLDINGS CORPORATION

EXHIBIT INDEX

The following documents are the exhibits to this Form 10-Q.  For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

(x)  Filed herewith

Exhibit No.	Description

31.1(x)

Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(x)

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(x)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(x)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1(x)	Mine Safety Disclosure Exhibit

101.INS(x)	XBRL Instance Document

101.SCH(x)	XBRL Taxonomy Extension Schema Document

101.CAL(x)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(x)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(x)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(x)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covia Holdings Corporation

By:	/s/ Andrew D. Eich
Andrew D. Eich
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	November 14, 2018