Form 10-K
period 2018-12-31
Covia Holdings Corp
filed 2019-03-22
CIK 1722287

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(800) 255-7263

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(g) of the Securities Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant computed by reference to the last sales price, $18.56 as reported on the New York Stock Exchange, of such common stock as of the closing of trading on June 29, 2018:  $765,759,783

Number of shares of Common Stock outstanding, par value $0.01 per share, as of March 19, 2019:  131,419,651

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 23, 2019, which will be filed within 120 days of the end of the registrant’s fiscal year ended December 31, 2018 (“Proxy Statement”), are incorporated by reference into Part III of this Form 10-K to the extent described therein.

Covia Holdings Corporation and Subsidiaries

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2018

PART I

Various terms used in this Annual Report on Form 10-K (this “Report”) are defined to simplify the presentation of information.  Unless stated otherwise or the context otherwise requires, the terms “we,” “us,” “our,” “Covia,” and “Company” refer to Covia Holdings Corporation and its consolidated subsidiaries.  In addition, “Unimin” refers to Unimin Corporation, which is now known as Covia Holdings Corporation, and “Fairmount Santrol” refers to Fairmount Santrol Holdings Inc., which is now known as Bison Merger Sub I, LLC.

Non-GAAP Financial Measures

We present certain financial measures, including Adjusted EBITDA, in portions of this Report that are not prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).   See further discussion of non-GAAP financial measures, including a reconciliation of the non-GAAP financial measures to the most comparable financial measure calculated in accordance with GAAP, at Item 7 – Management’s Discussion and Analysis.

Special Note of Caution Regarding Forward-Looking Statements

Certain information included in this Report or in other materials we have filed or will file with the Securities and Exchange Commission (“SEC”) (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements, including, but not limited to, statements regarding our future financial performance and financial condition.  Words such as “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “assume,” “may,” “will,” “should,” “may,” “can have,” “likely,” “target,” “forecast,” “guide,” “guidance,” “outlook,”  variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements involve a number of risks and uncertainties.  Any forward-looking statements that we make herein and in future reports and statements are not guarantees of future performance, and actual results may differ materially from those in such forward-looking statements as a result of various risk factors.  Please see “Item 1A – Risk Factors” in Part I of this Report for more information regarding those risk factors.

Any forward-looking statement speaks only as of the date made.  Except as required by applicable law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  However, any further disclosures made on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted.  This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

ITEM 1.  BUSINESS

Our Company

Business Overview

We are a leading provider of diversified mineral-based and material solutions for the Industrial and Energy markets.  We produce a wide range of specialized silica sand, feldspar, nepheline syenite, calcium carbonate, clay, kaolin, lime, and lime products for use in the glass, ceramics, coatings, foundry, polymers, construction, water filtration, sports and recreation, and oil and gas markets in North America and around the world.  We currently have 44 active mining facilities with over 50 million tons of annual mineral processing capacity and six active coating facilities with more than two million tons of annual coating capacity.  Our mining and coating facilities span North America and also include operations in China and Denmark.  Our U.S., Mexico, and Canada operations are among the largest, most flexible, and cost-efficient facilities in the industry with many sites in close proximity to our customer base.

Our operations are organized into two segments based on the primary end markets we serve – Energy and Industrial.  Our Energy segment offers the oil and gas industry a comprehensive portfolio of raw frac sand, value-added proppants, well-cementing additives, gravel-packing media and drilling mud additives that meet or exceed the standards set by the American Petroleum Institute (“API”).  Our products serve hydraulic fracturing operations in the U.S., Canada, Argentina, Mexico, China, and northern Europe.  The Energy segment represented approximately 60% of our total revenues for 2018.

Our Industrial segment provides raw, value-added, and custom-blended products to the glass, construction, ceramics, foundry, coatings, polymers, sports and recreation, filtration and various other industries, primarily in North America.  The Industrial segment represented approximately 40% of total revenues for 2018.

We believe our segments are complementary.  Our ability to sell to a wide range of customers across multiple end markets allows us to maximize the recovery of our reserve base within our mining operations and to mitigate the cyclicality of our earnings.

Corporate Information

We are publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “CVIA.”  Our corporate headquarters is located at 3 Summit Park Drive, Suite 700, Independence, Ohio 44131.  Our telephone number is (800) 255-7263.  Our website is located at www.coviacorp.com.  We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as well as our proxy materials filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after we file such reports or materials with, or furnish such reports or materials, to the SEC.  The information on our website is not incorporated by reference in or considered to be a part of this Report.  The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Merger

On June 1, 2018 (“Merger Date”), Unimin completed a business combination (“Merger”) whereby Fairmount Santrol merged into a wholly-owned subsidiary of Unimin and ceased to exist as a separate corporate entity.  Immediately following the consummation of the Merger, Unimin changed its name to Covia Holdings Corporation and began operating under that name.  The common stock of Fairmount Santrol was delisted from the NYSE prior to the market opening on June 1, 2018, and Covia commenced trading under the ticker symbol “CVIA” on that date.  Upon the consummation of the Merger, the former stockholders of Fairmount Santrol (including holders of certain Fairmount Santrol equity awards) received, in the aggregate, $170 million in cash consideration and approximately 35% of the common stock of Covia.  Approximately 65% of the outstanding shares of Covia common stock was owned by SCR-Sibelco NV (“Sibelco”), previously the parent company of Unimin, as of December 31, 2018.

In connection with the Merger, we redeemed approximately 18.5 million shares of Unimin common stock from Sibelco in exchange for an amount in cash equal to approximately (i) $660 million plus interest accruing at 5.0% per annum for the period from September 30, 2017 through June 1, 2018 less (ii) $170 million in cash paid to Fairmount Santrol stockholders.

In connection with the Merger, we also completed a debt refinancing transaction, with Barclays Bank PLC as administrative agent, by entering into a $1.65 billion senior secured term loan (“Term Loan”) and a $200 million revolving credit facility (“Revolver”).  The proceeds of the Term Loan were used to repay the indebtedness of Unimin and Fairmount Santrol and to pay the cash portion of the Merger consideration and expenses related to the Merger.

As a condition to the Merger, Unimin contributed assets of its Electronics segment, including $31.0 million of cash to Sibelco North America, Inc. (“HPQ Co.”), a newly-formed wholly owned subsidiary of Unimin, in exchange for all of the stock of HPQ Co. and the assumption by HPQ Co. of certain liabilities.  Unimin distributed all of the stock of HPQ Co. to Sibelco in exchange for 170 shares (or 15,097 shares subsequent to the stock split, see Note 6 in the Notes to our Consolidated Financial Statements) of Unimin common stock held by Sibelco.

Costs and expenses incurred related to the Merger are recorded in Other non-operating expense, net in the accompanying Consolidated Statements of Income and include legal, accounting, valuation and financial advisory services, integration and other costs totaling $51.1 million and $19.3 million for years ended December 31, 2018 and 2017, respectively.

Unimin was determined to be the acquirer in the Merger for accounting purposes, and the historical financial statements and the historical amounts included in the notes to our consolidated financial statements relate to Unimin.  The Consolidated Statements of Income for the year ended December 31, 2018 includes the results of Fairmount Santrol from the Merger Date.  The Consolidated Balance Sheet at December 31, 2018 reflects Covia; however, the Consolidated Balance Sheet at December 31, 2017 reflects Unimin only.  The presentation of information for periods prior to the Merger Date are not fully comparable to the presentation of information for periods presented after the Merger Date because the results of operations for Fairmount Santrol are not included in such information prior to the Merger Date.

Discontinued Operations

On May 31, 2018, prior to and as a condition to the closing of the Merger, Unimin contributed certain assets, comprising its global high purity quartz business in exchange for all of the stock of HPQ Co. and the assumption by HPQ Co. of certain liabilities.  Unimin distributed 100% of the stock of HPQ Co. to Sibelco in exchange for certain shares of Unimin common stock held by Sibelco.  HPQ Co. is presented as discontinued operations in our consolidated financial statements.

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

Foreign Operations

We operate facilities in the U.S., Mexico, Canada, China and Denmark and sell products in North America and to several countries around the world.  Although our sales are geographically diverse, with significant sales in Mexico, particularly in the glass and ceramics industries, none of our segments are solely dependent upon foreign operations.  Our international operations are subject to various risks attendant to doing business abroad.  For a discussion of these risks, see the section entitled “Risk Factors” in this Report.  For additional information about our operations outside of the U.S. for the years ended December 31, 2018, 2017, and 2016, see Note 23 in our consolidated financial statements in this Report.

Seasonality

Our business is affected to some extent by seasonal fluctuations that impact our production levels and our customers’ business needs.  For example, demand for many of the products we sell in the construction and coatings sectors tends to correlate with construction activity, which is lowest in the fourth quarter.  Additional volumes sold into the Energy markets tend to be slower in the first and fourth quarter compared to the second and third quarter.  Inclement weather may also cause temporary slowdowns for our customers, which may impact our sales volumes.  A majority of our facilities are all-weather facilities capable of providing a consistent supply source to customers.

Employees

As of December 31, 2018, we had approximately 3,384 employees.  We believe that we maintain good relations with our workforce and maintain an active dialogue with employees.  We provide salaried and hourly employees a comprehensive benefits package, including medical, life and accident insurance, incentive bonus programs and a 401(k) plan with an employer match and discretionary employer contribution, company pension (for certain employees) as well as various employee training and development programs that have been developed internally or through a third party.

As of December 31, 2018, approximately 34% of our employees were parties to collective bargaining contracts.  We believe we have strong relationships with and maintain an active dialogue with union representatives.  We have historically been able to successfully extend and renegotiate collective bargaining agreements as they expire.  We have not experienced a significant work stoppage or strike at any of our facilities in nearly 20 years.

Energy Segment Overview

Advances in oil and gas extraction techniques, such as horizontal drilling and hydraulic fracturing, have allowed for significantly greater extraction of oil and gas trapped within shale formations.  The hydraulic fracturing process consists of pumping fluids down a well at pressures sufficient to create fractures in the targeted hydrocarbon-bearing rock formation in order to increase the flow rate of hydrocarbons from the well.  A granular material, called proppant, is suspended and transported in the fluid and fills the fracture, “propping” it open once high-pressure pumping stops.  The proppant-filled fracture creates a conductive channel through which the hydrocarbons may flow more freely from the formation into the wellbore and then to the surface.  Proppants therefore perform the vital function of promoting the flow, or conductivity, of hydrocarbons over the productive life of a well.  In fracturing a well, operators select a proppant that is transportable into the fracture, is compatible with frac and wellbore fluids, permits acceptable cleanup of frac fluids and can resist proppant flowback.  In addition, the proppant must be resistant to crushing under the earth’s closure stress and reservoir temperature.  Our Energy segment serves customers in the oil and gas industry, providing a variety of proppants and other oilfield minerals for use in hydraulic fracturing in, primarily, the U.S. and Canada.  The oil and natural gas proppant industry is comprised of businesses involved in the mining or manufacturing, distribution and sale of the propping agents used in hydraulic fracturing, the most widely used method for stimulating increased production from lower permeability oil and natural gas reservoirs.

Frac Sand Extraction, Processing, and Distribution

Raw frac sand is a naturally occurring mineral that is mined and processed.  While the specific extraction method utilized depends primarily on the geologic conditions, most raw frac sand is mined using conventional open-pit extraction methods.  The composition, depth, and chemical purity of the sand also dictate the processing method and equipment utilized.  After extraction, raw frac sand is washed with water to remove fine impurities such as clay and organic particles, with additional procedures used when contaminants are not easily removable.  The final steps in the production process involve the drying and screening of the raw frac sand according to mesh size.

Most frac sand is shipped in bulk from the processing facility to customers by truck, rail or barge.  Because transportation costs may represent a significant portion of the overall delivered product cost, shipping in large quantities, particularly when shipping over long distances, provides a significant cost advantage to the suppliers, which highlights the importance of rail or barge access for low cost delivery.  As a result, facility location and logistics capabilities are an important consideration for suppliers and customers.

Energy Proppant Market

There are three primary types of proppant that are utilized in the hydraulic fracturing process: raw frac sand, coated sand and manufactured ceramic beads.  Customers choose among these proppant types based on the geology of the reservoir, expected well pressures, proppant flowback concerns, and product cost.  Given the price differences between the various proppant products and well-specific considerations, oil and natural gas exploration and production (“E&P”) and oilfield service (“OFS”) companies are continually evaluating the cost and conductivity of the various proppants in order to best address the geology of the well and to maximize well productivity and economic returns.

Energy Proppant Trends

Demand for proppant is significantly influenced by the level of drilling and well completions by E&P and OFS companies, which depends largely on the current and anticipated profitability of developing oil and natural gas reserves.  Drilling and completions activity increased substantially in the first half of 2018 as a result of rising oil prices, but declined in the second half of 2018 relative to the first half of the year as a result of operator budgetary constraints and lower oil prices.  West Texas Intermediate (“WTI”) crude oil prices averaged nearly $65 per barrel in 2018 versus $51 per barrel in 2017.  However, the WTI benchmark was approximately $45 per barrel at the end of 2018 and was approximately $58 per barrel as of March 15, 2019.

Proppant supply grew throughout 2018, particularly as a result of the opening of new “local” plants in the Permian and Mid-Con basins.  The geology of local supply differs from Northern White Sand with lower crush strength, less sphericity and less roundness, however this proppant may be fit for purpose in certain well applications, and given their lower costs, demand for these products has strengthened considerably.  Most local plants were developed to supply local basins in which they are located and lack the logistical infrastructure to economically ship product to other basins. We have commissioned two new facilitate in Crane and Kermit, Texas in the Permian in the third quarter 2018, each with three million tons of annual production capacity, and a two million ton annual production capacity facility in Seiling, Oklahoma in the Mid-Con basin in the fourth quarter 2018.

As a result of these new sources of supply and sequentially slower proppant demand in the second half of 2018, supply for proppants exceeded demand in the second half of 2018, resulting in significantly lower proppant pricing.  This trend is expected to continue in 2019 as additional new supply enters the marketplace, particularly in West Texas, South Texas and Oklahoma.

In response to changing market demands, through March 2019, we idled operations at mines in Shakopee, Minnesota, Brewer, Missouri, Voca, Texas and Wexford, Michigan and at our resin coating facility in Cutler, Missouri.  Additionally, we have reduced production capacity at certain of our Northern White sand plants.  In total, we have reduced our Energy segment nameplate annual capacity by 6.9 million tons through these capacity reduction measures allowing us to lower fixed plant costs and consolidate volumes into lower cost operations.

Our Energy Products

We offer a broad suite of proppant products designed to address nearly all well environments and related down-hole challenges faced by our customers.  Revenues in our Energy segment are generally derived from the sale of raw sand plus the sale of certain value-added products.

Northern White Frac Sand.  Our Northern White frac sand is produced from geologically mature quartz arenite sands mined from deposits located primarily in the northern half of the U.S.  These reserves are generally characterized by high purity, structural integrity, significant roundness and sphericity, and low turbidity.  All of our Northern White frac sand proppant products meet API standards.

In-Basin “Local” Frac Sand.  Our in-basin “local” reserves are located in West Texas and Oklahoma.  Our local frac sand has less crush strength, less sphericity, and lower silica content relative to our Northern White products, and is suitable in certain well environments.  These reserves are in close proximity to the Permian and Mid-Continental basins, which provides them with a significant transportation cost advantage relative to Northern White frac sand sourced from more distant locations.

Value-Added Products.  We coat a portion of our sand with resin to enhance certain performance characteristics as a proppant using proprietary resin formulations and coating technologies.  Our value-added proppants are generally used in higher temperature and higher pressure well environments and are marketed to end users who require increased conductivity in higher pressure wells, high crush resistance, and/or enhanced flow back control in order to enhance the productivity of their wells.

Our resin coated sand products are sold as both tempered (or pre-cured) and curable (or bonding) products.  Curable coated sand bonds down hole as the formation heat causes neighboring coated sand grains to polymerize with one another locking proppant into place.  This mitigates the risk of proppant from flowing back out of the fracture when the oil or natural gas well commences production.  For certain resin products, the resin’s chemical properties are triggered by the introduction of an activator into the frac fluid.  We formulate, manufacture, and sell activators, which work with the specific chemistry of our resins.  Tempered products do not require activation because they are not intended to bond, rather they are designed to bring additional strength to the proppant.

Our patented Propel SSP® product utilizes a polymer coating applied to a proppant substrate.  Upon contact with water, the coating hydrates and swells to create a hydrogel around the proppant substrate.  The hydrogel layer, which is primarily water, is attached to the proppant particle and provides an increase in the hydrostatic radius of the proppant.

Our DST™ Dust Suppression Technology is a coating applied to sand, which results in reduced respirable crystalline silica exposure (RCS).  Tests have shown that using DST can reduce average RCS by over 95% when compared to untreated sand.  DST was developed to help customers reduce worker exposure to RCS and comply with new OSHA standards.

Our silica-based well cementing additives keep cement strong, bonding cement together even under acidic conditions, and prevent strength retrogression in well temperatures greater than 230°F.  We market these additives as SilverBond®.

Our silica-based gravel packing sands are high quality monocrystalline and prevent the production of reservoir sands while still producing hydrocarbons.  We market these sands as Accupack®.

Industrial Segment Overview

Our Industrial segment sells products to the glass, ceramics, construction, coatings, polymers, foundry and various other industries.  Our sales to these industries correlate strongly with overall economic activity levels as reflected in the gross domestic product, vehicle production and growth in the housing market.  We believe that overall activity across our Industrial segment remains solid with certain sectors providing above-GDP level growth due to consumer, regulatory and/or manufacturing trends.

Industrial Markets and Products

Glass.  The glass market includes four primary sub-markets: container glass; flat glass; fiberglass; and specialty display glass.

The main products we supply for container glass production are whole grain silica, feldspar and nepheline syenite.  Container glass is primarily comprised of bottles and demand in the U.S. tends to follow U.S. gross domestic product growth and has driven stable volumes for suppliers of silica, feldspar and nepheline syenite.  In Mexico, growth in the worldwide consumption of beer produced and bottled in Mexico has increased the demand by Mexican breweries for glass bottles, which has increased demand for high-quality low-iron silica sand.

The flat glass sub-market is primarily comprised of automotive glass and windows for both residential and commercial applications.  The main product we supply into the flat glass industry is whole grain silica.

The fiberglass sub-market produces fine filament fiber used in fiberglass reinforced plastic, which is used in boats, automobiles and other industrial applications as well as the production of fiberglass for home and business insulation.  The main products we supply to the fiberglass industry include ground silica and fiberglass grade kaolin.

We offer one of the largest multi-facility and multi-product mineral portfolios serving the North American glass market.  We believe that our longstanding customer relationships and reputation for quality provide us a competitive advantage.  We also have a broad-based multi-facility capability that is able to service large multi-plant glass customers.  Our primary product for sale to the glass market is produced from high silica content sand deposits throughout North America, however we also supply the glass industry with nepheline syenite and other mineral additives.  Glass batch formulations determine the raw material requirements of the glass manufacturer and differ based upon the requirements of the end-use product.

Ceramics.  The ceramics manufacturing market includes a diverse mix of products.  Among the main types of ceramics produced are sanitaryware (e.g., toilets, wash basins, pedestals, bidets, urinals, sinks and bathtubs), clay brick and tiles (frequently used in residential construction).  Sanitaryware is made primarily with clay (ball clay or China clay), quartz and feldspar.  The majority of sanitaryware sold in the U.S. is produced in Mexico, while the ceramic tile industry has continued to grow as Italian manufacturers have established production facilities in the U.S.

We supply the ceramics market with nepheline syenite, granular silica, potassium feldspar, pressing clays, ceramic casting clays, refractory grade clays, plastic forming clays and sodium feldspar.  Additionally, we distribute Ukrainian ball clay, potassium feldspar from India and French pebbles used as grinding media.  These products are used in the production of white wares (tableware and/or sanitary ware) and tiles.  We believe that our low cost production and geographic proximity to many of our customers, combined with a broad product offering, are major factors contributing to our successful position in the ceramics market.

Construction.  The construction market, driven by urbanization, new home construction, remodeling and repair, and commercial buildings, drives demand for many of our products.  Customers in the construction market seek suppliers who can offer multi-product mineral offerings, multi-plant production capabilities, diversified and low-cost logistics solutions and superior customer and technical service.  Understanding the features of our products and the benefits they deliver to our customers’ processes and products are key characteristics that have made us a leading minerals supplier to the construction market.  Customers also seek reliable and consistent suppliers of minerals, which vary by size, shape, chemistry or other physical characteristics.  We believe we are well-situated to serve customers in the construction industry due to our mine locations and manufacturing footprint, which we believe provide broad geographic coverage and access to customers either by truck or rail.

Coatings.  The architectural and industrial coatings market includes coatings and specialty materials for customers in a wide array of end uses, including industrial equipment and components, packaging material, aircraft and marine equipment and automotive original equipment.  Paint and coatings manufacturers also serve commercial and residential new build and maintenance customers by supplying coatings to painting and maintenance contractors and directly to consumers for decoration and maintenance.  The architectural coatings industry is highly competitive and consists of several large firms with global presence and many smaller firms serving local or regional customers.  Price, product performance, technology, cost effectiveness, quality and technical and customer service are major competitive factors in the industrial, automotive OEM, packaging coatings and coatings services businesses.  Our coatings products in North America include nepheline syenite, microcrystalline silica, kaolin and silica.

Polymers.  Polymers are chemical compounds or a mixture of compounds formed by polymerization and consisting essentially of repeating structural units.  Because of their low density and their ability to be shaped and molded at relatively low temperatures compared to traditional materials such as metals, polymers are widely used across several industrial markets.  Parts and components that have traditionally been made of wood, metal, ceramic or glass are now being redesigned with polymers.

Packaging, construction, transportation and electrical & electronic (“E&E”) are the four largest polymer sub-markets.  While packaging is the largest application in terms of volume, applications such as construction, transportation and E&E offer more value with intense use of additives and fillers.

The usage of our products, particularly nepheline syenite, in polymer markets has been growing due to a number of factors, including an expanded customer base as a result of approval of food-contact applications by the U.S. Food and Drug Administration and development of new products in composites, color concentrates and building and construction products (window and door frames, vinyl sidings and fencing).  Our products for the polymers market include nepheline syenite, calcium carbonate, crystalline silica and kaolin.

Foundry and Metallurgical.  We currently supply the foundry market with multiple grades of sands for molding and core-making applications, with products sold primarily in the U.S., Canada, Mexico, Japan, and China.  Foundry sands are characterized by high purity, round and sub-angular sands precisely screened to perform under a variety of metal casting conditions.  These factors dictate the refractory level and physical characteristics of the mold and core, which have a significant effect on the quality of the castings produced in the foundry.  We also supply resin binders which provide the necessary bonding of molds and cores in casting applications and are designed to improve overall productivity and environment conditions in the workplace.  We supply foundries with metallurgical consumables, which are required by all metal refining and casting operations.  Our quicklime additions are an essential component in the refining process to control slag chemistry and protect and extend furnace refractory life.

Our silica sand foundry activities are typically local by nature and developed in conjunction with other industries to maximize productivity and profitability of existing assets.  Foundry sand availability in North America is strongly influenced by heavy industries, including glass, automotive, equipment and oil and gas.  We serve the foundry market through multiple product offerings, including our silica, resin coated sand, Alpha Resin Systems, lime, and refractory grade clays.

Sports and Recreation.  We are a leading supplier of various turf and landscape infill products to contractors, municipalities, nurseries, and mass merchandisers.  Our turf-related products are used in multiple major sporting facilities, including First Energy Stadium and Progressive Field in Ohio, PNC Park in Pennsylvania, Notre Dame Stadium in Indiana, and ADPRO Sports Training Center

Fieldhouse in New York.  In addition, we are a significant supplier of bunker sand, top dressing sands, and all-purpose sands to golf courses and landscape contractors throughout North America.  Our sands are also supplied to horse tracks and training facilities.  We also provide colored sand to a variety of major retailers for use as play sand and arts and crafts.

Other Industrial Applications.  We market a diverse mineral portfolio for an equally diverse group of industrial and commercial applications, including water filtration and treatment, soil stabilization and neutralization applications.

Product Delivery

Among the most important purchasing criteria of our customers is the ability to deliver products upon demand at the desired time and location at the lowest possible cost.  We have a comprehensive and diversified supply chain network, which we believe provides us a competitive advantage. In 2018, we shipped products via rail, barge and truck to approximately 2,000 customers in North America.  Our size and scale provide broad supply chain flexibility, which we optimize on a weekly basis using leading technology.  Our logistics network includes distribution terminals in all major oil and gas basins, as well as selected locations to serve Industrial customers.  We serve these locations with a fleet of approximately 20,200 railcars (which includes approximately 4,000 customer railcars).

Many of our facilities are situated on five Class 1 railroads providing direct service to every major oil and gas basin in the U.S. as well as transport significant industrial volumes longer distances to customers.  We also own and operate the Winchester & Western railroad, a private railroad in New Jersey, West Virginia, Virginia and Maryland.  We use the Winchester & Western railroad to move minerals from our Dividing Creek and Gore facilities to customers via access to the Norfolk Southern and CSX railroads.

We believe that our private rail fleet enables us to maximize efficiency and reduce costs in our supply chain.  We are one of the few North American mineral producers capable of Class 1 railroad deliveries in each of North America’s major oil and gas producing basins.  We generally ship products to either a customer-owned terminal location or a Covia owned or operated terminal, where products are stored until provided to a customer, or to one of our processing facilities for value-added processing.  The direct rail access of our processing and distribution facilities significantly reduces handling costs and lead-times while enhancing production throughput, resulting in improved responsiveness to our customers.

Last Mile Logistics Solutions.  In response to requests from some customers we have recently entered into partnerships with last mile logistics (LML) providers to offer this service.  Through these partnerships, we lease systems from these LML providers, and then offer our customers an integrated mine to well site solution.  The partnerships also allow us to offer multiple LML options to our customers, such as silos or boxes, based on their preferences.

In selecting LML partners, we have focused on those that can provide high volume of proppant per truck load, minimized well pad footprint, fast unloading times and strong safety records.

Raw Materials

Our products depend on the availability of certain raw materials, including natural gas or propane, resins and additives, bagging supplies, and other raw materials.  These raw materials are readily available from a variety of sources and we are not dependent on any one supplier of raw materials.  See “Part I, Item 2 – Properties” of this Report for additional information regarding the sources of our mineral products.

Our Customers

Our strategy has been to partner with the largest and most advanced companies in the markets they serve.  The strength of our customer base is driven by our collaborative approach to product innovation and development, reputation for high quality, the consistency and reliability of our products and the scale of our operations and logistics network.  We currently serve approximately 2,000 customers across a variety of industries in the U.S., Canada, Mexico and the rest of the world.  A significant portion of our sales by volume is derived from customers with whom we have long-term relationships.  In the years ended December 31, 2018 and 2017, one customer exceeded 10% of our revenues.  This customer accounted for 13% of our revenues in each of 2018 and 2017.  A large portion of our Energy segment sales are generated by a limited number of customers, and the loss of, or a significant reduction in purchases by, our largest customers could adversely affect our operations. Top customers may not continue to purchase the same levels of product in the future due to a variety of reasons, notwithstanding any contract requirements.

We primarily sell products under supply agreements with terms that vary by customer.  Certain of our supply agreements require the customer to purchase a specified percentage of its product requirements from us.  Other agreements require the customer to purchase a minimum volume from us.  These minimum volume contracts often require the customer to pay us specified amounts if the purchased volume does not meet the required minimums.  Specific custom orders are generally filled upon request, and backlog is not a material factor.

Intellectual Property

Our intellectual property consists primarily of patents, trade secrets, know-how, and trademarks.  Our trademarks include, but are not limited to, our name Covia™ and products such as Unifrac®, Minex®, Glassil®, Propstar®, Imsil®, Granusil®, Puresil®, PowerProp®, Propel SSP®, HyperProp®, and CoolSet®.  We hold numerous U.S. and foreign-granted patents that are still in force as well as many U.S. and foreign patent applications that are pending.  The majority of our patents have an expiration date after 2025.  Since 2016, we received several patents on Propel SSP® proppant technology and have additional patents pending.

We believe that our extensive experience, trade secrets and know-how with a variety of different products enables us to offer our customers a wide range of proppants for their particular application.  We operate laboratories in the U.S. and Mexico, which provide mineral processing, analytics and materials research for product and application development across the oil and gas, glass, ceramics, coatings and polymers industries.  Staffing across these laboratories comprises professionals in analytical chemistry, mineral processing, mineralogy, inorganic chemistry, material science, coatings science, polymer science and related fields.  We also employ technical sales personnel covering our core target industries.

Competition

In our Energy segment, we compete with numerous large and small producers in all of the sand producing regions of North America.  Our main competitors in the raw frac sand industry include Badger Mining Corporation (which owns Atlas Resin Proppants LLC), CARBO Ceramics, Inc., Emerge Energy Services LP, Hi-Crush Partners LP, Preferred Sands LLC, Smart Sand Inc., Superior Silica and U.S. Silica Holdings, Inc.  Our main competitors in the coated products industry include Atlas Resin Proppants LLC, CARBO Ceramics, Inc., Momentive Performance Materials Inc., Preferred Sands LLC, Vista Sands and U.S. Silica Holdings, Inc.  Beyond these competitors, there are a number of other competitors who operate production facilities and compete in the oil and gas industry.  With the emergence of local sand, we have concentrated competition in West Texas, which has resulted in new competitors emerging, including Alpine Silica, Black Mountain Silica and High Roller in addition to competitors from our existing products.  The most important competitive factors in our Energy segment are product quality, performance, sand and proppant characteristics, transportation capabilities, proximity of supply to well site, reliability of supply, price and customer relationships.

In our Industrial segment, we compete with large diversified companies but also with smaller, local or regional producers on product quality, product consistency and reliably delivering products at a competitive price.  Competitors may produce minerals similar to those sold by us or they may produce substitute products that offer similar functionality.  In our Industrial segment, we compete primarily against U.S. Silica Holdings, Inc., Short Mountain Silica, J.R. Simplot, A.F. Gelhar Co., Inc., Badger Mining Corporation, The Nugent Sand Co., Inc., Manley Bros. of Indiana, Inc., G3 Enterprises, Lane Mountain Company, Florida Rock Industries, Whibco of New Jersey, Inc., Sierra Silica, Mavisa, Astra, Imerys, Active Minerals, Old Hickory, Minerali, 3M, Carmeuse Lime, Lhoist, Granite Mountain, J.M. Huber, Cimbar, Omya and Custom Grinders.

Regulation and Legislation

Mining and Workplace Safety

Federal Regulation

MSHA is the primary regulatory organization governing the commercial silica industry.  Accordingly, MSHA regulates quarries, surface mines, underground mines, and the industrial mineral processing facilities associated with quarries and mines.  The mission of MSHA is to administer the provisions of the Federal Mine Safety and Health Act of 1977 and to enforce compliance with mandatory safety and health standards.  MSHA works closely with the Industrial Minerals Association, a trade association, in pursuing this mission.  As part of MSHA’s oversight, representatives perform at least two unannounced inspections annually for each above-ground facility.  To date these inspections have not resulted in any citations for material violations of MSHA standards.

We also are subject to the requirements of OSHA and comparable state statutes that regulate the protection of the health and safety of workers.  In addition, the OSHA Hazard Communication Standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public.  OSHA regulates users of commercial silica and provides detailed regulations requiring employers to protect employees from overexposure to silica through the enforcement of permissible exposure limits.

We adhere to a strict occupational health program aimed at controlling exposure to silica dust, which includes dust sampling, a respiratory protection program, medical surveillance, training, and other components.  Our safety program is designed to ensure compliance with the standards of our Occupational Health and Safety Manual and MSHA regulations.  For both health and safety issues, extensive training is provided to employees.  We have safety committees at our plants made up of salaried and hourly employees.  We perform annual internal health and safety audits and conduct annual crisis management drills to test our plants’ abilities to respond to various situations.  Health and safety programs are administered by our corporate health and safety department with the assistance of plant local environmental, health and safety coordinators.

Environmental Matters

We and our competitors are subject to extensive governmental regulation on, among other things, matters such as permitting and licensing requirements, plant and wildlife protection, hazardous materials, air and water emissions, and environmental contamination and reclamation.  A variety of federal, state, and local agencies implement and enforce these regulations.

Federal Regulation

At the federal level, we may be required to obtain permits under Section 404 of the Clean Water Act from the U.S. Army Corps of Engineers for the discharge of dredged or fill material into waters of the U.S., including wetlands and streams, in connection with our operations.  We also may be required to obtain permits under Section 402 of the Clean Water Act from the EPA (or the relevant state environmental agency in states where the permit program has been delegated to the state) for discharges of pollutants into waters of the U.S., including discharges of wastewater or storm water runoff associated with construction activities.  Failure to obtain these required permits or to comply with their terms could subject us to administrative, civil and criminal penalties as well as injunctive relief.

The U.S. Clean Air Act (the “CAA”) and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements, such as monitoring and reporting requirements.  These regulatory programs may require us to install expensive emissions abatement equipment, modify our operational practices and obtain permits for our existing operations, and before commencing construction on a new or modified source of air emissions, such laws may require us to obtain pre-approval for the construction or modification of certain projects or facilities extended to produce or significantly increase air emissions.  In addition, air permits are required for our processing and terminal operations, and our frac sand mining operations that result in the emission of regulated air contaminants.  Obtaining air emissions permits has the potential to delay the development or continued performance of our operations.  As a result, we may be required to incur increased capital and operating costs because of these regulations.  We could be subject to administrative, civil, and criminal penalties as well as injunctive relief for noncompliance with air permits or other requirements of the CAA and comparable state laws and regulations.

Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases (“GHGs”).  In recent years, the U.S. Congress has considered legislation to reduce emissions of GHGs.

Independent of the U.S. Congress, the EPA has adopted regulations controlling GHG emissions under its existing authority under the CAA.  In 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other GHGs present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the CAA.  In 2010, the EPA published a final rule expanding its existing GHG emissions reporting rule for certain petroleum and natural gas facilities that emit 25,000 metric tons or more of carbon dioxide equivalent per year.  We are subject to annual GHG reporting obligations for our operations in Wedron, Illinois, Calera, Alabama and Ontario, Canada locations.

Although it is not currently possible to predict how any proposed or future GHG legislation or regulation by the U.S. Congress, the EPA, the states, or multi-state regions will impact our business, any legislation or regulation of GHG emissions that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions or reduced demand for our services, and could have a material adverse effect on our business, financial condition, and results of operations.

As part of our operations, we utilize or store petroleum products and other substances such as diesel fuel, lubricating oils, and hydraulic fluid.  We are subject to regulatory programs pertaining to the storage, use, transportation, and disposal of these substances, including Spill Prevention, Control and Countermeasure planning requirements.  Spills or releases may occur in the course of our operations, and we could incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage or injury to property and persons.  Additionally, some of our operations are located on properties that historically have been used in ways that resulted in the release of contaminants, including hazardous substances, into the environment, and we could be held liable for the remediation of such historical contamination.  CERCLA and comparable state laws impose joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of hazardous substances into the environment.  These persons include the owner or operator of the site where the release occurred and anyone who disposed or arranged for the disposal of a hazardous substance released at the site.  Under CERCLA, such persons may be subject to liability for the costs of cleaning up the hazardous substances, for damages to natural resources, and for the costs of certain health studies.  In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

In the course of our operations, we generate industrial solid wastes that may be regulated as hazardous wastes.  The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes regulate the generation, transportation, treatment, storage, disposal, and cleanup of hazardous and non-hazardous wastes.  The EPA and the individual states, to which the EPA has delegated portions of the RCRA program for local implementation, administer the RCRA program.

In September 2013, the EPA issued RCRA consent orders to several companies, including us, in connection with historic contamination of residential drinking water wells near our Wedron, Illinois facility.  The EPA identified benzene and other volatile organic compounds in some drinking water wells, some (including benzene) in excess of established standards.  The consent orders required the companies to analyze conditions at their sites to determine whether operations at their sites are potential sources of groundwater contamination.  We completed the study for our site, and our consultant submitted a site conditions report to the EPA in August 2014, which report concluded that our operations at the site are not a source of groundwater impacts in the Wedron community.  The report recommended that no further work should be required under the consent order.  In March 2015, the EPA issued a letter to us stating that we have completed all work required under the consent order to the EPA’s satisfaction, and our obligations under the consent order have now been satisfied.  We have also performed environmental investigation and remediation activities under oversight of the Illinois Environmental Protection Agency (IEPA) at a removed underground storage tank (UST) system at the Wedron facility south of residential areas of the community.  The investigation report approved by the IEPA concluded that the petroleum constituents reported in the groundwater in the Wedron community are not related to the former UST system.  We have performed limited soil removal at the location of the former UST system pursuant to a Corrective Action Plan approved by the IEPA.  The IEPA has approved the closure of this site, which is documented through a No Further Remediation Letter issued by the Agency.  The No Further Remediation Letter has been recorded with the local County Recorder of Deeds and includes deed restrictions which will limit this portion of the Wedron property to industrial use in perpetuity.

Although we do not directly engage in hydraulic fracturing activities, we supply sand-based proppants to hydraulic fracturing operators in the oil and natural gas industry.  Hydraulic fracturing involves the injection of water, sand, and chemicals, under pressure, into the formation to fracture the surrounding rock and stimulate production.  The hydraulic fracturing process is typically regulated by state or local governmental authorities.  However, the practice of hydraulic fracturing has become controversial in some areas and is undergoing increased scrutiny.  Several federal agencies and regulatory authorities are investigating the potential environmental impacts of hydraulic fracturing and whether additional regulation may be necessary.  The EPA has asserted limited federal regulatory authority over hydraulic fracturing and has indicated it may seek to further expand its regulation of hydraulic fracturing.  The Bureau of Land Management has proposed regulations applicable to hydraulic fracturing conducted on federal and Indian oil and gas leases.  The U.S. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing.  In addition, various state, local, and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements, and temporary or permanent bans on hydraulic fracturing in certain areas such as environmentally sensitive watersheds.  Numerous states have imposed disclosure requirements on hydraulic fracturing well owners and operators.  Some local governments have adopted and others may seek to adopt ordinances prohibiting or regulating the time, place, and manner of drilling activities in general or hydraulic fracturing activities within their jurisdictions.

The adoption of new laws, regulations, or enforcement policies at the federal, state, local, or foreign levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells, increase our customers’ costs of compliance and doing business, and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our sand-based proppants.

Our operations may also be subject to broad environmental review under the National Environmental Policy Act (“NEPA”).  NEPA requires federal agencies to evaluate the environmental impact of all “major federal actions” significantly affecting the quality of the human environment.  The granting of a federal permit for a major development project, such as a mining operation, may be considered a “major federal action” that requires review under NEPA.  Therefore, our projects may require review and evaluation under NEPA.  As part of this evaluation, the federal agency considers a broad array of environmental impacts, including, among other things, impacts on air quality, water quality, wildlife (including threatened and endangered species), historical and archeological resources, geology, socioeconomics and aesthetics.  NEPA also requires the consideration of alternatives to the project.  The NEPA review process, especially the preparation of a full environmental impact statement, can be time consuming and expensive.  The purpose of the NEPA review process is to inform federal agencies’ decision-making on whether federal approval should be granted for a project and to provide the public with an opportunity to comment on the environmental impacts of a proposed project.  Though NEPA requires only that an environmental evaluation be conducted and does not mandate a result, a federal agency could decide to deny a permit, or impose certain conditions on its approval, based on its environmental review under NEPA, or a third party may challenge the adequacy of a NEPA review and thereby delay the issuance of a federal permit or approval.

Federal agencies granting permits for our operations also must consider impacts to endangered and threatened species and their habitat under the Endangered Species Act.  We also must comply with and are subject to liability under the Endangered Species Act, which prohibits and imposes stringent penalties for the harming of endangered or threatened species and their habitat.  Some of our operations are conducted in areas where protected species or their habitats are known to exist.  In these areas, we may be obligated to develop and implement plans to avoid potential adverse effects to protected species and their habitats, and we may be prohibited from conducting operations in certain locations or during certain times, such as breeding and nesting seasons, when our operations could have an adverse effect on the species.  Federal agencies also must consider a project’s impacts on historic or archeological resources under the National Historic Preservation Act, and we may be required to conduct archeological surveys of project sites and to avoid or preserve historical areas or artifacts.

State and Local Regulation

Because our operations are located in numerous states, we are also subject to a variety of different state and local environmental review and permitting requirements.  Some states in which our projects are located or are being developed have state laws similar to NEPA; thus our development of new sites or the expansion of existing sites may be subject to comprehensive state environmental reviews even if it is not subject to NEPA.  In some cases, the state environmental review may be more stringent than the federal review.  Our operations may require state law-based permits in addition to federal or local permits, requiring state agencies to consider a range of issues, many the same as federal agencies, including, among other things, a project’s impact on wildlife and their habitats, historic and archaeological sites, aesthetics, agricultural operations, and scenic areas.  Some states also have specific permitting and review processes for commercial silica mining operations, and states may impose different or additional monitoring or mitigation requirements than federal agencies.  The development of new sites and our existing operations also are subject to a variety of local environmental and regulatory requirements, including land use, zoning, building, and transportation requirements.

Some local communities have expressed concern regarding silica sand mining operations.  These concerns have generally included exposure to ambient silica sand dust, truck traffic, water usage, and blasting.  In response, certain state and local communities have developed or are in the process of developing regulations or zoning restrictions intended to minimize dust from getting airborne, control the flow of truck traffic, significantly curtail the amount of practicable area for mining activities, require compensation to local residents for potential impacts of mining activities and, in some cases, ban issuance of new permits for mining activities.  To date, we have not experienced any material impact to our existing mining operations or planned capacity expansions as a result of these types of concerns.

Planned expansion of our mining and production capacity or construction and operation of related facilities in new communities could be more significantly impacted by increased regulatory activity.  Difficulty or delays in obtaining or inability to obtain new mining permits or increased costs of compliance with future state and local regulatory requirements could have a material negative impact on our ability to grow our business.  In an effort to minimize these risks, we continue to be engaged with local communities in order to grow and maintain strong relationships with residents and regulators.

Costs of Compliance

We may incur significant costs and liabilities as a result of environmental, health, and safety requirements applicable to our activities.  Failure to comply with environmental laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory, cleanup and site restoration costs and liens, the denial or revocation of permits or other authorizations, and the issuance of injunctions to limit or cease operations.  Compliance with these laws and regulations may also increase the cost of the development, construction and operation of our projects and may prevent or delay the commencement or continuance of a given project.  In addition, claims for damages to persons or property may result from environmental and other impacts of our activities.  In addition, the clear trend in environmental regulation is to place more restrictions on activities that may affect the environment, and thus, any changes in, or more stringent enforcement of, these laws and regulations that result in more stringent and costly pollution control equipment, waste handling, storage, transport, disposal, or remediation requirements could have a material adverse effect on our operations and financial position.

The process for performing environmental impact studies and reviews for federal, state, and local permits for our operations involves a significant investment of time and monetary resources.  We cannot control the permit approval process.  We cannot predict whether all permits required for a given project will be granted or whether such permits will be the subject of significant opposition.  The denial of a permit essential to a project or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop a project.  Significant opposition by neighboring property owners, members of the public or other third parties, as well as any delay in the environmental review and permitting process, could impair or delay our ability to develop or expand a project.  Additionally, the passage of more stringent environmental laws could impair our ability to develop new operations and have an adverse effect on our financial condition and results of operations.

ITEM 1A.  RISK FACTORS

Our business, financial condition, results of operations, cash flows, prospects and the market value of our securities are subject to numerous risks, many of which are driven by factors that we cannot control.  If any of the following risks actually occurs, our business, financial condition, results of operations, cash flows, prospects and the market value of our securities may be materially and adversely affected.  Other factors beyond those listed below, including factors unknown to us and factors known to us which we have not currently determined to be material, could also adversely affect our business, financial condition, results of operations, cash flows, prospects and the market value of our securities. Also see “Special Note of Caution Regarding Forward-Looking Statements” above.

Risks Related to Our Business

Our business and financial performance depend in part on the level of activity in the oil and gas industries.

Approximately 60% of our revenues for the year ended December 31, 2018 were derived from sales to companies in the oil and gas industries.  As a result, our operations depend, in part, on the levels of activity in oil and gas exploration, development and production.  More specifically, the demand for the proppants we produce is closely related to the number of oil and gas wells completed in geological formations where sand-based proppants are used in hydraulic fracturing activities.  These activity levels are affected by both short- and long-term trends in oil and gas prices, among other factors.

Industry conditions that impact the activity levels of oil and natural gas producers are influenced by numerous factors over which we have no control, including:

•	governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves;
•	global weather conditions and natural disasters;
•	worldwide political, military and economic conditions;
•	the cost of producing and delivering oil and natural gas;
•	commodity prices;
•	development of alternative energy sources;
•	changes in demand for proppants; and
•	the ability of the oil and gas industry to comply with U.S. Occupational Safety and Health Administration (“OSHA”) standards for respirable dust.

In recent years, oil and gas prices and, therefore, the level of exploration, development and production activity, have experienced significant fluctuations.  Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (“OPEC”) and other large non-OPEC producers have contributed, and are likely to continue to contribute, to price and volume volatility.  Additionally, warmer than normal winters in North America and other weather patterns may adversely impact the short-term demand for natural gas and, therefore, demand for our products.  Reduction in demand for natural gas to generate electricity could also adversely impact the demand for frac sand.

Any significant reduction in oil and natural gas prices would generally depress the level of oil and natural gas exploration, development, production and well completion activity, which could result in a corresponding decline in the demand for the frac sand we produce.  Such a decline could result in Covia selling fewer tons of frac sand at lower prices or selling lower priced products, which would have a material adverse effect on our business, results of operations and financial condition.  When demand for frac sand increases, there may not be a corresponding increase in the prices for our products or our customers may not switch back to higher-priced products, which could have a material adverse effect on our results of operations and financial condition.  The commercial development of economically-viable alternative energy sources could have a similar effect.  In addition, the price we receive for sales of frac sand may be impacted by short-term fluctuations in the demand for frac sand, and any negative fluctuations in this demand could have an adverse effect on our results of operations and cash flows.

Any future decreases in the rate at which oil and natural gas reserves are discovered or developed may have a material adverse effect on our business and financial condition, even in a stronger oil and natural gas price environment.

Our operations are subject to the seasonal and/or cyclical nature of our customers’ businesses, which could adversely affect our results of operations.

The substantial majority of our sales are to customers in industries that have historically been seasonal, such as glassmaking, construction and foundry, and/or cyclical, such as the oil and natural gas industry.  During periods of economic slowdown, such customers often reduce their production rates and also reduce capital expenditures and defer or cancel pending projects.  Such developments occur even among customers that are not experiencing financial difficulties.

Demand for industrial minerals is driven to a large extent by the construction and automotive industries.  For example, demand for flat glass depends on the automotive and commercial and residential construction and remodeling industries, demand for commercial silica used to manufacture building products is driven primarily by demand in the construction industry and demand for foundry silica substantially depends on the rate of automobile, light truck and heavy equipment production as well as construction.  Other factors influencing the demand for industrial minerals include (i) the substitution of plastic or other materials for glass, (ii) competition from offshore producers of glass products, (iii) changes in demand for our products due to technological innovations and (iv) prices, availability and other factors relating to our products.

We cannot predict or control the factors that affect demand for our products.  Negative developments in the above factors, among others, could cause the demand for industrial and recreational sand to decline, which could adversely affect our business, financial condition, results of operations, cash flows and prospects.

In addition, transportation costs represent one of the largest costs for our customers and, if in response to economic pressures, such customers choose to move their production offshore, the increased logistics costs could reduce demand for our products.  Continued weakness in the industries we serve has had, and may in the future have, an adverse effect on sales of our products and our results of operations.  A continued or renewed economic downturn in one or more of the industries or geographic regions that we serve, or in the worldwide economy, could cause actual results of operations to differ materially from historical and expected results.

A lack of dependable or available transportation services or infrastructure could have a material adverse effect on our business.

We have contracts with rail, truck, ship and barge services to move materials from our mines to our production facilities and to move products on to our customers.  Any significant delays, disruptions or the non-availability of transportation systems and services caused by, among other things, labor disputes, strikes, lock-outs, lack of maintenance, human error or malfeasance, accidents, transportation delays, mechanical difficulties, shortages of railcars, trucks, ships or barges, train derailments, bottlenecks, adverse weather conditions, earthquakes, storms, flooding, drought, other natural disasters or environmental events, increased railcar congestion or other events could have a material adverse effect on our business.  In addition, these events could temporarily impair our ability to supply customers through our logistics network of rail-based terminals or, if our customers are not using our rail transportation services, the ability of customers to take delivery and, in certain circumstances, constitute a force majeure event under our customer contracts, permitting customers to suspend taking delivery of and paying for our products.  As we continue to expand our production, we will need to increase our investment in transportation infrastructure, including most significantly, additional terminals and railcars.

We depend on rail transportation to transport our products.

Our business depends significantly on rail transportation.  A significant disruption of the rail transportation services utilized by us or our customers could materially and adversely affect our business and results of operations.

Rail traffic congestion has increased throughout the U.S. in recent years, primarily due to overall growth in railroad volumes and a delayed response from the railroads to adjust to the increased demand for rail transportation.  From time to time, high demand and unusually adverse weather conditions may cause rail congestion, delays and logistical problems.  Rail congestion or shortages may affect our ability to supply our products to customers in a timely or cost-effective manner, particularly in situations where our facilities are not located close to customer locations.

Railcar availability may also affect our ability to transport our products.  In addition to the products we supply, railcars transport many types of products across various industries.  If railcar owners sell or lease railcars to our competitors or to companies operating in other industries, we may not have enough railcars to transport our products.  Alternatively, if we experience a decline in sales, we may have railcar overcapacity, which could cause us to incur both railcar storage fees and lease costs for railcars in storage.

We invest significantly in maintaining and upgrading our railcar fleet to meet customers’ needs and to compete effectively with alternative suppliers.  Our failure to properly anticipate our customers’ rail transportation needs or to effectively expend capital could result in us losing business to our competitors.

In many cases, we rely on third parties to maintain the rail lines from our facilities to the national rail network, and any failure by those third parties to maintain the lines could impede our delivery of products, impose additional costs on Covia and have a material adverse effect on our business, results of operations and financial condition.

We depend on trucking to transport a significant portion of our products, particularly in areas of increasing demand for our products.  A shortage of available truck drivers and difficulty in truck driver recruitment and retention may have a material adverse effect on our business.

In addition to our rail network, we depend on trucking services, particularly in areas in which our customers’ activity has rapidly increased resulting in spikes in demand for transportation.  For example, we have recently experienced a significant increase in demand from the Permian Basin in West Texas.  As a result, there is high demand for qualified truck drivers to supply the goods necessary to support the increased activity in West Texas at a time when unemployment in the region is low, putting significant pressure on the supply of available qualified truck drivers.  Any delay or inability to secure the personnel and services necessary to deliver our products to customers in high activity areas in a timely and cost-effective manner could cause customers to use a competitor and could have a material adverse effect on our business, results of operations and financial condition.

The U.S. trucking industry as a whole periodically experiences a shortage of qualified drivers, sometimes during periods of economic expansion in which alternative employment opportunities are more plentiful and freight demand increases, or alternatively during periods of economic downturns, in which unemployment benefits might be extended and financing may be limited for independent contractors who seek to purchase equipment or for students who seek financial aid for driving school.  Our independent contractors are responsible for paying for their own equipment, fuel and other operating costs, and significant increases in these costs could cause them to seek higher compensation from us or seek other opportunities within or outside the trucking industry.

The U.S. trucking industry also suffers from a high driver turnover rate.  If we are unable to attract qualified independent contractors, we could be forced to, among other things, limit our growth, decrease the number of tractors in service, adjust independent contractor compensation, or pay higher rates to third-party truckload carriers, which could adversely affect our profitability and results of operations if not offset by a corresponding increase in customer rates.

We are subject to the risks of owning and operating the Winchester & Western railroad.

We own and operate the Winchester & Western railroad, a private railroad in New Jersey, West Virginia, Virginia and Maryland.  We use the Winchester & Western railroad to move minerals from our Dividing Creek and Gore facilities to customers via access to the Norfolk Southern and CSX railroads.  Operating a railroad is subject to numerous risks and uncertainties, including potential public safety concerns, claims for personal injury and property damage, accidents involving trespassers on the railway, railroad crossing accidents, failure of information technology, severe weather conditions, access to a limited number of suppliers of locomotives and railway equipment, and significant government regulation of health, safety, labor, environmental and other matters.  In addition, due to the nature of the railroad business, our railroad operations are subject to extensive federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters and, to the extent we utilize the railroad to transport hazardous waste, risks in the handling, storage, transportation and disposal of waste and other materials.  Any of these risks could have a material adverse effect on our business, results of operations and results.

Increasing logistics and transportation costs could reduce our revenues by causing our customers to reduce production or by impairing our ability to deliver products to customers.

Transportation, handling and related costs, including freight charges, fuel surcharges, transloading fees, switching fees, railcar lease costs, demurrage costs and storage fees, tend to be a significant component of our total delivered cost of sales.  In many instances, transportation costs can represent up to 70% of the delivered cost of our products.  As a result, the cost of transportation is a critical factor in a customer’s purchasing decision.  The high relative cost of transportation related expense tends to favor manufacturers located closely to the customer.  Increased costs that cannot be passed on to customers could impair our ability to deliver products economically to customers or to expand our customer base.  In addition, our competitors may be able to deliver products to our customers with lower transportation costs, which, in certain cases, may result in us losing business.

We transport significant volumes of minerals across long distances and international borders.  Any increases in our logistics costs, as a result of increases in the price of oil or otherwise, would increase our costs and the prices of our products.  In addition, any increases in customs or tariffs, as a result of changes to existing trade agreements between countries or otherwise, could increase our costs, the prices of our products to customers or decrease our margins.  Such increases could harm our competitive position and could have a material adverse effect on our business, results of operations and financial condition.

Geographic shifts in demand could negatively impact our business.

A significant portion of our distribution infrastructure is located in or near oil and gas producing areas.  However, a significant portion of our frac sand processing facilities are located significant distances from our customers.  Similarly, in our Industrial segment, a portion of our sales benefit from having facilities in close proximity to customer locations.  A shift in demand away from areas where we have significant distribution infrastructure or the relocation of our customers’ businesses to areas farther from our facilities or distribution infrastructure could increase our costs for delivering products or result in our inability to supply certain customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our business could be adversely affected by strikes or work stoppages by railroad workers, truckers and port workers.

There has been labor unrest, including strikes and work stoppages, among workers at various transportation providers and in industries affecting the transportation industry.  We could lose business due to any significant work stoppage or slowdown and, if labor unrest results in increased rates for transportation providers such as truckers or railroad workers, we may not be able to pass these cost increases on to our customers.  Future strikes by railroad workers in the U.S., Canada or anywhere else where our customers’ freight travels by railroad would impact our operations.  Any significant work stoppage, slowdown or other disruption involving railroads, truckers, ports or draymen could have a material adverse effect our business and results of operations.

Our operations are dependent on our rights and ability to mine properties and on having renewed or received the required permits and approvals from governmental authorities and other third parties.

We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at each of our facilities.  A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility.  Furthermore, federal, state and local governments could impose a moratorium on mining operations in certain areas.  Expansion of our existing operations is also predicated on securing the necessary environmental or other permits, and water rights or approvals, which we may not receive in a timely manner or at all.  In addition, certain of our facilities are located near existing and proposed third-party industrial operations, which could affect our ability to fully extract, or the manner in which we extract, the mineral reserves to which we have mining rights.

In some instances, we have received access rights or easements from third parties, which allow for a more efficient operation than would exist without the access or easement.  A third party could take action to suspend the access or easement, and any such action could have a materially adverse effect on our business, results of operations or financial condition.

Changes in product mix can have an adverse effect on our gross margins and could cause our results of operations to fluctuate.

We produce many different products from the minerals we extract.  Customers in the same industry may use different products for similar purposes, some of which may require more processing than others and subsequently may be more expensive for us to produce.  The costs we experience at our manufacturing locations depend significantly on the mix of products produced, not all of which we may be able to pass along to customers, which can reduce our margins and which may fluctuate from period to period for a number of reasons.  Furthermore, if one or more industries that we supply experience a significant shift in products, we could be forced to undertake significant expenditures to upgrade our operations to supply the products or to acquire or build additional production capacity in order to meet this demand to the extent our current operations cannot be retrofitted to supply such demand.

We may be adversely affected by decreased, or shifts in, demand for frac sand or the development of effective alternative proppants or new processes that replace hydraulic fracturing.

Frac sand and coated sand are proppants used in the completion and re-completion of oil and natural gas wells through the process of hydraulic fracturing.  Frac sand is the most commonly used proppant and is less expensive than ceramic proppant.  A significant shift in demand from sand-based proppants to other proppants, such as ceramic proppants, or a shift in demand from higher-margin sand-based proppants to lower-margin sand-based proppants, could have a material adverse effect on our business, financial condition and results of operations.  The hydraulic fracturing industry is not fully mature and is still subject to technological change (for example, horizontal drilling and fracturing is currently less than 10 years old).  The development and use of new technologies for effective alternative proppants, new technologies allowing for improved placement of proppants at reduced volumes, or the development of new processes to replace hydraulic fracturing altogether, could also cause a decline in demand for the sand-based proppants we produce and could have a material adverse effect on our business, financial condition and results of operations.  Similarly, the increase in supply of in-basin sand, which may be of lower cost, in the Permian and Eagle Ford basins, could adversely affect our business, particularly at locations where we sell Northern White sand.  In addition, the discovery by competitors of minerals in locations which are closer to our customers could provide competitors with a geographic advantage.  Any significant reduction in demand for products sold from our facilities could have an adverse effect on our profitability, results of operations and financial condition.

A large percentage of our sales are subject to fluctuations in market pricing.

A large percentage of our supply agreements have market-based pricing mechanisms.  Accordingly, in periods with decreasing prices, our results of operations may be lower than if our supply agreements had fixed prices.  In periods with increasing prices, our supply agreements permit us to increase prices; however, our customers may elect to cease purchasing our products if they do not agree with the price increases or are able to find alternative, cheaper sources of supply.  Furthermore, certain volume-based supply agreements may influence our ability to fully capture current market pricing as such agreement may fix pricing.  These pricing provisions may result in significant variability in our results of operations and cash flows from period to period.

A significant percentage of our volumes are also supplied under fixed price contracts.  Over the life of such contracts, the contracted price for such minerals may be below the current market price, at times, significantly so.  During such periods, this dynamic may depress our profit margins as compared to industry peers.

Changes in supply and demand dynamics could also impact market pricing for our products.  A number of existing frac sand providers and new industry entrants have recently announced reserve acquisitions, processing capacity expansions and greenfield projects.  In periods where sources of supply of raw frac sand exceed demand, prices for frac sand may decline and our results of operations and cash flows may decline, be volatile or otherwise be adversely affected.  For example, several new and current sand suppliers have developed new in-basin facilities in the Permian, Mid-Continental, and Eagle Ford basins.  While the quality and type of proppants produced in-basin are not always the same as those produced in Northern White locations, the cost of this in-basin sand could be lower and the increase in supply of in-basin sand could become a suitable replacement for all or a portion of the Northern White sands particularly if customers change their sizing and quality specifications to favor in-basin sands.  These factors could adversely affect our business, particularly at locations where we sell Northern White sand.

We may not be able to complete capital expansion projects, the actual costs of any capacity expansion may exceed estimated costs, and we may not be able to secure demand for the incremental production capacity.  In addition, actual operating costs for the new capacity may be higher than anticipated.

We undertake projects from time to time to expand our production capacity and distribution network and to modernize operations.  For example, we are currently constructing a new facility in the Permian and basin and are modernizing our nepheline syenite operations in Canada.

Capital expansion projects are subject to numerous regulatory, environmental, political and legal risks and uncertainties beyond our control that could delay the expansion, construction or optimization of our facilities, including but not limited to:

•

our ability to timely obtain necessary authorizations, approvals and permits from regulatory agencies (including environmental agencies, such as the U.S. Fish and Wildlife Service agency, where our current operations or future expansion plans in West Texas could be slowed or halted due to conservation efforts targeted at the habitat of the dunes sagebrush lizard) on terms acceptable to us;

•

potential changes in applicable federal, state and local statutes and regulations, including environmental requirements, that prevent a project from proceeding or increase the anticipated cost of the project;

•	the inability to acquire rights-of-way or land or water rights on a timely basis on terms acceptable to us;
•	the inability to acquire necessary energy supplies, including electricity, natural gas and diesel fuel;

•	labor shortage risks, safety issues and work stoppages;
•	engineering issues;
•	contamination problems;
•	equipment or raw material supply constraints; and
•	unexpected equipment maintenance requirements.

Any capital expansion will require us to spend substantial capital.  If the assumptions on which our estimated capital expenditures are based change or are inaccurate, we may require additional funding.  Such funding may not be available on acceptable terms or at all.  Moreover, actual operating costs after we complete a capacity expansion project may be higher than initially anticipated.  We also may not secure off-take commitments for the incremental production from the incremental capacity and may not be able to secure adequate demand for the incremental production.

If we undertake capital expansion projects, they may not be completed on schedule or at the budgeted cost or at all.  Moreover, upon the expenditure of future funds on a particular project, our revenues may not increase immediately, or as anticipated, or at all.  For instance, we may construct new facilities over an extended period of time and will not receive any material increases in revenues until the projects are completed.  Moreover, we may construct facilities to capture anticipated future growth in a location in which such growth does not materialize or for which we are unable to acquire new customers.  We may also rely on estimates of proved, probable or possible reserves in our decision to undertake expansion projects, which may prove to be inaccurate.  As a result, our new facilities and infrastructure may be unable to achieve our expected investment return, which could materially and adversely affect our results of operations and financial position. Furthermore, substantial investments in our transportation infrastructure may be required to effectively execute the capacity expansion, and we may not be successful in expanding our logistical capabilities to accommodate the additional production capacity.

Any failure to successfully implement any capacity expansion plans or realize the anticipated benefits of our capacity expansion plans could have a material adverse effect on our business, financial condition and results of operations.

We rely upon trade secrets, contractual restrictions and patents to protect our proprietary rights.  Failure to protect our intellectual property rights may undermine our competitive position, and protecting our rights or defending against third-party allegations of infringement may be costly.

Our commercial success depends on our proprietary information and technologies, know-how and other intellectual property.  Because of the technical nature of our business, we rely on patents, trade secrets, trademarks and contractual restrictions to protect our intellectual property rights.  The measures we take to protect our trade secrets and other intellectual property rights may be insufficient.  If we fail to protect, monitor and control the use of existing intellectual property rights, we could lose our competitive advantage and incur significant expenses.  Our competitors or others could independently develop the same or similar technologies or otherwise obtain access to our unpatented technologies.  In such case, our trade secrets would not prevent third parties from competing with us and our results of operations may be adversely affected.  Furthermore, third parties or our employees may infringe or misappropriate our proprietary technologies or other intellectual property rights, which could also harm our business and results of operations.  Policing unauthorized use of intellectual property rights can be difficult and expensive, and adequate remedies may not be available.

In addition, third parties may claim that our products infringe or otherwise violate their patents or other proprietary rights and seek corresponding damages or injunctive relief.  Defending against such claims, with or without merit, could be time-consuming and result in costly litigation.  An adverse outcome in any such litigation could subject us to significant liability to third parties (potentially including treble damages) or temporary or permanent injunctions prohibiting the manufacture or sale of our products, the use of our technologies or the conduct of our business.  Any adverse outcome could also require us to seek licenses from third parties (which may not be available on acceptable terms, or at all) or to make substantial one-time or ongoing royalty payments.  Protracted litigation could also result in our customers or potential customers deferring or limiting their purchase or use of our products until resolution of such litigation.  In addition, we may not have insurance coverage in connection with such litigation and may have to bear all costs arising from any such litigation to the extent we are unable to recover them from other parties.  Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

Our future performance will depend on our ability to succeed in competitive industries and to appropriately react to potential fluctuations in demand for and supply of our products.

We operate in highly competitive industries involving a number of large, national producers and a larger number of small, regional or local producers.  Competition in the industries in which we operate is based on price, consistency and quality of product, site location, distribution and logistics capabilities, customer service, reliability of supply, breadth of product offering, availability of economic substitutes and technical support.  Certain of our large competitors may have greater financial and other resources than we do, may develop superior technology or may have production facilities that are located closer to key customers than our facilities.  Furthermore, competitors may choose to consolidate, which could provide them with greater financial and other resources and negatively impact demand for our products.

We also compete with smaller, regional or local producers.  For instance, prior to 2015, there had been an increasing number of small producers servicing frac sand customers due to increased demand for hydraulic fracturing services.  If demand for hydraulic fracturing services decreases and the supply of frac sand increases, prices for frac sand could continue to materially decrease as less-efficient producers exit the industry, causing frac sand to sell at below market prices.   In addition, oil and natural gas exploration and production companies and other providers of hydraulic fracturing services could acquire their own frac sand reserves, expand their existing frac sand production capacity or otherwise fulfill their own proppant requirements and existing or new frac sand producers could add to or expand their frac sand production capacity, which may negatively impact demand for our frac sand products.

We may not be able to compete successfully against either larger or smaller competitors in the future, and competition could have a material adverse effect on our business, financial condition and results of operations.

Certain of our products may be susceptible to displacement by alternative products.

Our customers have limited alternatives currently available for certain of our products.  For example, we are one of the world’s leading producers of low-iron nepheline syenite used in glass, ceramics, paint and plastics.  However, while there are currently limited alternatives available to our nepheline syenite customers, other minerals can provide similar functional benefits.  If these alternative products can be processed to provide a more cost-effective solution, the nature of the business presents an increased risk of an industry-wide switch to such alternative product, which could have a material adverse effect on our business, financial condition and results of operations.

The initial and sustained commercialization of our products may prove to be unsuccessful.

The products we develop may or may not be technically viable, and those that are technically viable may not be or remain commercially viable.  For example, a return to or a prolonged decline in the oil and gas market may make the adoption of higher-value products, such as Propel SSP® products, more difficult.  Additionally, competitive products could be developed and marketed.  A failure to capitalize on Propel SSP® products in commercial application would result in a significant unrecouped investment and the failure to realize certain anticipated benefits, each of which may have a material adverse effect on our business, financial condition, and results of operations.

If our customers delay or fail to pay a significant amount of their outstanding receivables, it could have a material adverse effect on our business, results of operations and financial condition.

Our credit procedures and policies may not be adequate to fully eliminate customer credit risk.  Our customers may delay or fail to pay their invoices or may experience financial difficulties, including insolvency.  In weak economic environments, we may experience increased delays or failures due to, among other reasons, a reduction in customers’ cash flow from operations and their access to the credit markets.  We may not be able to collect sums owed customers who file for bankruptcy protection, and also may be required to refund pre-petition amounts paid during the preference period (typically 90 days) prior to the bankruptcy filing.  If our customers delay or fail to pay a significant amount of their outstanding receivables, it could have a material adverse effect on our business, results of operations and financial condition.

A large portion of our sales is generated by a limited number of customers, and the loss of, or a significant reduction in purchases by, our largest customers could adversely affect our operations.

During the year ended December 31, 2018, our top 10 customers accounted for approximately 44% of our sales, and our largest customer accounted for approximately 13% of our sales.  These customers may not continue to purchase the same level of our products in the future due to a variety of reasons.  For example, some of our top customers could go out of business or, alternatively, be acquired by other companies that purchase the same products and services provided by us from other third-party providers.  Our customers could also seek to capture and develop their own sources of minerals they purchase from us.

We have sold product to our largest customers on both a purchase order basis and pursuant to supply agreements.  We currently have supply agreements with certain of our top customers that contain customary termination provisions for bankruptcy related events and uncured breaches of the applicable agreement.  Upon the expiration of our current supply agreements, we may choose to renegotiate existing contracts on less favorable terms or at reduced volumes in order to preserve relationships with our customers.  Upon the expiration of our current contract terms, we may be unable to renew existing contracts or enter into new contracts on terms favorable to us, or at all.  The demand for our products or prevailing prices at the time our current supply agreements expire may render entry into new long-term supply agreements difficult or impossible.  Any renegotiation of our contracts on less favorable terms, or inability to enter into new contracts on economically acceptable terms upon the expiration of our current contracts, could have a material adverse effect on our business, financial condition and results of operations.

If any of our major customers substantially reduces or altogether ceases purchasing our products and we are not able to generate replacement sales, our business, financial condition and results of operations could be materially and adversely affected.

Certain of our contracts contain provisions requiring us to deliver minimum amounts of minerals or purchase minimum amounts of services.  Noncompliance with these contractual obligations may result in fees or termination of the agreement.

In certain instances, we commit to deliver products or purchase services under threat of nonperformance.  If we are unable to meet the minimum contract requirements, the counterparty may be permitted to terminate the agreement or require us to pay a fee.  The amount of the fee may be based on the difference between the minimum amount contracted for and the amount delivered or purchased.  In such events, our business, financial condition and results of operations may be materially adversely affected.

Our operations are subject to operating risks that are often beyond our control and could adversely affect production levels and costs, and such risks may not be covered by insurance.

Our mining, processing and production facilities are subject to risks normally encountered by such facilities in the industries in which we operate.  In addition to the risks described elsewhere in this item, these risks include:

•	changes in the price and availability of natural gas, propane, fuel oil or electricity;
•	changes in the costs of producing various products;
•	cave-ins, pit wall failures, stockpile sloughs or rock falls, particularly in underground mines;
•	unanticipated ground, grade, sinkhole or water conditions;
•	industrial accidents, including injuries to key personnel;
•	physical facility security breaches;
•

changes in laws and regulations (or the interpretation thereof) or increased public scrutiny related to the mining, drilling, well completion and hydraulic fracturing industries, silica dust exposure or the environment;

•	nonperformance of contractual obligations;
•	restrictions on blasting and mining operations, including potential moratoriums on mining as a result of local activism or complaints;
•	inability to obtain necessary production equipment or replacement parts in a timely manner;
•	labor disputes;
•	technical difficulties or key equipment failures;
•	fires, explosions or other accidents;

•	facility shutdowns in response to environmental regulatory actions;
•	facility shutdowns or losses due to community restrictions; and

Any of these risks could result in damage to, or destruction of, our mining properties or production facilities, personal injury, environmental damage, delays in mining or processing, losses or possible legal liability.  Any prolonged downtime or shutdowns at our mining properties or production facilities could have a material adverse effect on us.  In addition, not all of these risks are reasonably insurable, and our insurance coverage contains limits, deductibles, exclusions and endorsements.  Our insurance coverage may not be sufficient to meet our needs in the event of loss, and any such loss may have a material adverse effect on Covia.

A significant portion of our volume is generated from our Utica, Kasota, Wedron and Tunnel City production facilities.  Additionally, a significant portion of our energy sales are generated at terminals located in various shale plays.  Any adverse developments at any of these production facilities and terminals or in the industries they serve could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our volumes are generated from our Utica, Illinois, Kasota, Minnesota, Wedron, Illinois, and Tunnel City, Wisconsin production facilities.  For the year ended December 31, 2018, approximately 50% of our total volumes were shipped from these facilities.  In addition, a significant portion of our energy sales are generated at terminals located in various shale plays.  Any adverse developments at these production facilities and terminals or in the industries these facilities serve, including adverse developments due to catastrophic events or weather (including floods, windstorms, ice storms or tornadoes), adverse government regulatory impacts, private actions by residents of the local or surrounding communities, or transportation-related constraints, could have a material adverse effect on our business, financial condition and results of operations.

In addition, any adverse development at our production facilities that would cause us to curtail, suspend or terminate operations at the production facilities could result in being unable to meet contracted deliveries.  If we are unable to deliver contracted volumes within the required time frame, or otherwise arrange for delivery from a third party, we could be required to pay make-whole payments to customers that could have a material adverse effect on our financial condition and results of operations.

The manufacture of our products is dependent on the availability of raw materials and feedstocks.

We depend on suppliers for the raw materials and feedstocks necessary to produce many of our products.  If we are unable to secure adequate, cost effective supply commitments for the raw materials and feedstocks associated with our products, our ability to produce and sell various products at profitable margins may be adversely impacted.  Many raw materials and feedstocks are not sold pursuant to long-term contracts and we cannot guarantee that our suppliers will continue to provide necessary raw materials or feedstocks at reasonable prices or at all.  The loss of key suppliers could have material adverse effect on our business, financial condition and results of operations.

Reduced access, lack of or inability to obtain access to water may adversely affect our operations or the operations of our customers.

The mining and processing activities in which we engage at a number of our facilities require significant amounts of water, and some of our facilities are located in areas that are water-constrained.  Additionally, the development of oil and gas properties through fracture stimulation likewise requires significant water use.  We have obtained water rights that we currently use to service the activities on various properties, and we plan to obtain all required water rights to service other properties we may develop or acquire in the future.  However, the amount of water that we and our customers are entitled to use pursuant to our water rights must be determined by the appropriate regulatory authorities in the jurisdictions in which we and our customers operate.  Such regulatory authorities may amend the regulations regarding such water rights, increase the cost of maintaining such water rights or eliminate our current water rights, and we and our customers may be unable to retain all or a portion of such water rights.  These new regulations, which could also affect local municipalities and other industrial operations, could have a material adverse effect on our operating costs and effectiveness if implemented.  Such changes in laws, regulations or government policy and related interpretations pertaining to water rights may alter the environment in which we and our customers do business, which may negatively affect our financial condition and results of operations.  Additionally, a water discharge permit may be required to properly dispose of water at our processing sites.  The water discharge permitting process is also subject to regulatory discretion, and any inability to obtain the necessary permits could have a material adverse effect on our financial condition and results of operations.

Title to our mineral properties and water rights, and royalties related to our production, may be disputed.

Title to, and the area of, mineral properties and water rights, and royalties related to our production of sand and other minerals, may be disputed.  A successful claim that we lack appropriate mineral and water rights on one or more of our properties could cause us to lose any rights to explore, develop and operate mines on that property.  Any decrease or disruption in our mineral rights may adversely affect our operations.  In some instances, we have received access rights or easements from third parties, which allow for a more efficient operation than would exist without the access or easement.  A third party could take action to suspend the access or easement, and any such action could have a material adverse effect on our results of operations or financial condition.

We do not own the land on which the majority of our terminal facilities are located and in some cases do not own the related terminal assets and, as a result, we rely on long term leases or access agreements with third parties, including customers, with respect to certain of our terminal facilities and related assets, the loss or renegotiation which could disrupt our operations.

We do not own the land on which the majority of our terminals are located and instead own leasehold interests and rights-of-way for the operation of these facilities.  Upon expiration, termination or other lapse of our current leasehold terms, we may be unable to renew our existing leases or rights-of-way on terms favorable to us, or at all.  Any renegotiation on less favorable terms or inability to enter into new leases on economically acceptable terms upon the expiration, termination or other lapse of our current leases or rights-of-way could cause us to cease operations on the affected land, increase costs related to continuing operations elsewhere and have a material adverse effect on our business, financial condition and results of operations.  In addition, operating a terminal under a lease can involve escalating costs to us and additional operational difficulties, including with regard to hiring and retaining skilled personnel.

In addition, with respect to certain terminals, we do not own the terminal assets themselves.  With respect to these terminals, we have negotiated either long term leases with third parties or, in the case of certain customer-owned terminals, exclusive access agreements to the terminal.  Any leases are subject to the risks of renegotiation at less favorable terms or the risk of failure to enter into new leases on economically acceptable terms.  In certain circumstances, the terminals we use are owned by customers and our terminal access agreements are tied to supply agreements with these customers.  In these cases, it is possible that our ability to continue operating these terminals could be impeded if the customer’s volume needs diverge from our ability to supply those needs and the customer no longer allows us access to or use of the terminals.

If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition may be adversely affected.

One element of our business strategy includes supplementing internal growth by pursuing acquisitions.  Any acquisition may involve potential risks, including, among other things:

•	the validity of our assumptions about mineral reserves and future production, sales, capital expenditures, operating expenses and costs, including synergies;
•	difficulties and delays in realizing anticipated benefits from the acquired businesses;
•	an inability to successfully integrate the businesses that are acquired;
•	the use of a significant portion of our available cash or borrowing capacity to finance acquisitions and the subsequent decrease in our liquidity;
•	a significant increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;
•	the assumption of unknown liabilities, losses or costs for which we are not indemnified or for which the indemnity we obtained is inadequate;
•	the diversion of management’s attention from other business concerns;
•	an inability to hire, train or retain qualified personnel both to manage and to operate our growing business and assets;
•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges;
•	unforeseen difficulties encountered in operating in new geographic areas;
•	the loss of customers or key employees at the acquired businesses; and

•

the accuracy of data obtained from production reports and engineering studies, geophysical and geological analyses, and other information used when deciding to acquire a property, the results of which are often inconclusive and subject to various interpretations.

If we cannot successfully complete acquisitions, realize the anticipated benefits of such acquisitions or integrate acquired businesses, our growth or financial condition may be adversely affected.

Inaccuracies in our estimates of mineral reserves could result in lower than expected sales and higher than expected costs.

We base our mineral reserve estimates on engineering, economic and geological data assembled and analyzed by our engineers and geologists, which are reviewed by outside firms.  However, estimates of the quantities and qualities of mineral reserves and costs to mine recoverable reserves are imprecise because they are based on a number of factors and assumptions, all of which may vary considerably from actual results, such as:

•	statistical inferences drawn from available drilling data;
•	products, operating costs, mining technology improvements, development costs and reclamation costs;
•	assumptions concerning future effects of regulation, including the issuance of required permits and taxes by governmental agencies; and
•	changes in product mix.

Any inaccuracy in our estimates related to our mineral reserves could result in lower than expected sales and higher than expected costs.

Mine closures entail substantial costs, and if we close one or more of our mines sooner than anticipated, our results of operations and financial condition may be adversely affected.

We base our assumptions regarding the life of our mines on detailed studies that we perform from time to time, but these studies and the underlying assumptions are not always accurate.  If we close any of our mines sooner than expected, sales will decline unless we are able to increase production at other mines, which may not be possible.  The closure of a mine also involves significant fixed closure costs, including accelerated employment legacy costs, severance-related obligations, reclamation and other environmental costs and the costs of terminating long-term obligations, including energy contracts and equipment leases.  We accrue for the costs of reclaiming open pits, stockpiles, tailings ponds, roads and other mining support areas over the estimated mining life of our property.  If we reduce the estimated life of any of our mines, the fixed mine closure costs would be applied to a shorter period of production, which would increase production costs per ton produced and could materially and adversely affect our results of operations and financial condition.

Applicable statutes and regulations require that mining property be reclaimed following a mine closure in accordance with specified standards and an approved reclamation plan.  The reclamation plan must address matters such as removal of facilities and equipment, regrading, prevention of erosion and other forms of water pollution, re-vegetation and post-mining land use.  We may be required to post a surety bond or other form of financial assurance equal to the cost of reclamation as set forth in the approved reclamation plan.  The establishment of the final mine closure reclamation liability is based on permit requirements and requires various estimates and assumptions, principally associated with reclamation costs and production levels.  If our accruals for expected reclamation and other costs associated with mine closures for which we will be responsible are determined to be insufficient, our business, results of operations and financial condition would be adversely affected.

Our production processes consume large amounts of natural gas and electricity.  An increase in the price or a significant interruption in the supply of these or any other significant raw material costs could have a material adverse effect on our business, financial condition or results of operations.

Energy costs, primarily natural gas and electricity, are among our highest costs of goods sold.  Natural gas is the primary fuel source used for drying sand in the commercial silica production process and, as such, our profitability is impacted by the price and availability of natural gas we purchase from third parties.  The price and supply of natural gas are unpredictable and can fluctuate significantly based on international, political and economic circumstances, as well as other events outside our control, such as changes in supply and demand due to weather conditions, actions by OPEC and other oil and natural gas producers, regional production patterns and environmental concerns.  Furthermore, utility companies could enforce natural gas curtailments that affect our operations.  In addition, potential climate change regulations or carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us in whole or in part.  In the past, the price of natural gas has been extremely volatile, and we expect that this volatility may continue.  For example, during the year ended December 31, 2018, the monthly closing price of natural gas on the New York Mercantile Exchange ranged from a high of $4.72 per million British Thermal Units (“BTUs”) to a low of $2.64 per million BTUs.  In order to manage the volatility risk, we may hedge natural gas prices through the use of derivative financial instruments, such as forwards, swaps and futures.  However, these measures carry risk (including nonperformance by counterparties) and do not eliminate the risk of decreased margins as a result of natural gas price increases.  A significant increase in the price of energy that is not recovered through an increase in the price of our products or an extended interruption in the supply of natural gas or electricity to our production facilities could have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Increases in the price of diesel fuel may adversely affect our results of operations.

Diesel fuel costs generally fluctuate with increasing and decreasing global crude oil prices and accordingly are subject to political, economic and market factors that are outside of our control.  Our operations are dependent on earthmoving equipment, railcars and tractor trailers, and diesel fuel costs are a significant component of the operating expense of these vehicles.  We use earthmoving equipment in our mining operations, and we ship the vast majority of our products by either railcar or tractor trailer.  To the extent that we perform these services with equipment that we own, we are responsible for buying and supplying the diesel fuel needed to operate these vehicles.  To the extent that these services are provided by independent contractors, we may be subject to fuel surcharges that attempt to recoup increased diesel fuel expenses.  To the extent that we are unable to pass along increased diesel fuel costs to our customers, our results of operations could be adversely affected.

Phenol is the primary component of the resins we buy, and our resin supply agreements contain market-based pricing provisions based on the cost of phenol.  As a result, we are exposed to fluctuations in the prices for phenol.

A significant increase in the price of phenol that is not recovered through an increase in the price of our resin products could have a material adverse effect on our business, financial condition and results of operations.

A shortage of skilled labor together with rising labor costs in the mining industry may further increase operating costs, which could adversely affect our results of operations.

Efficient mining using modern techniques and equipment requires skilled laborers, preferably with several years of experience and proficiency in multiple mining tasks, including processing of mined minerals.  If the shortage of experienced labor continues or worsens or if we are unable to train the necessary number of skilled laborers, there could be an adverse impact on our labor productivity and costs and our ability to expand production.

Our business may suffer if we lose, or are unable to attract and retain, key personnel.

Our success depends, to a large extent, on the services of our key personnel and on our ability to attract, employ and retain highly-skilled personnel.  Our key employees have extensive experience and expertise in evaluating and analyzing industrial mineral properties, building new processing facilities, maximizing production from such properties, marketing industrial mineral production, transportation, distribution and developing and executing financing and hedging strategies, as well as substantial experience and relationships with participants in the industries that we serve.  Competition for management and key personnel is intense, and the pool of qualified candidates is limited.  Further, most of our key employees are not employed pursuant to employment agreements.  The loss of any of our key employees or the failure to attract additional personnel, as needed, could have a material adverse effect on our operations and could lead to higher labor costs or the use of less-qualified personnel.  If any of our key employees join a competitor, or form a competing company, the company could lose customers, suppliers, know-how and key personnel.  We do not maintain key-man life insurance with respect to any of our employees.

Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.

As of December 31, 2018, approximately 34% of our labor force was covered under 28 union agreements in the U.S., Canada and Mexico.  These agreements are renegotiated when their terms expire.  There are three agreements that are due to be renegotiated in 2019 for the U.S. and Canada.  The nine agreements in Mexico are renegotiated annually.  If we are unable to renegotiate acceptable collective bargaining agreements with these labor unions in the future, we could experience, among other things, strikes, work stoppages or other slowdowns by our workers and increased operating costs as a result of higher wages, health care costs or benefits paid to our employees.  An inability to maintain good relations with our workforce could cause a material adverse effect on our business, financial condition and results of operations.

Failure to maintain effective quality control systems at our mining, processing and production facilities could have a material adverse effect on our business, financial condition and operations.

The performance, quality and safety of our products are critical to the success of our business.  These factors depend significantly on the effectiveness of our quality control systems, which, in turn, depends on a number of factors, including the design of our quality control systems, our quality-training program and our ability to ensure that our employees adhere to the quality control policies and guidelines.  Any significant failure or deterioration of our quality control systems could have a material adverse effect on our business, financial condition, results of operations and reputation.

Severe weather conditions could have a material adverse impact on our business.

Our business could be materially adversely affected by weather conditions.  Severe weather conditions may affect our customers’ operations, thus reducing their need for our products.  Weather conditions may impact our operations, resulting in weather-related damage to facilities and equipment or an inability to deliver equipment, personnel and products to job sites in accordance with contract schedules.  In addition, the U.S. Environmental Protection Agency (the “EPA”) has stated that climate change may lead to the increased frequency and severity of extreme weather events.  Any such interference with our operations could force the company to delay or curtail services and potentially breach our contractual obligations or result in a loss of productivity and an increase in operating costs.

In addition, severe winter weather conditions impact our operations by causing us to halt our excavation and wet plant related production activities at many of our facilities during the winter months.  At such facilities, during non-winter months, we excavate excess sand to build a washed sand stockpile that feeds the dry plant, which continues to operate during the winter months.  Unexpected winter conditions (e.g., if winter conditions arrive earlier or last longer than expected) may result in us not having a sufficient sand stockpile to supply feedstock for our dry plant during winter months, which could result in us being unable to meet our contracted sand deliveries during such time and lead to a material adverse effect on our business, financial condition, results of operations and reputation.

Our sales and profitability fluctuate on a seasonal basis and are affected by a variety of other factors.

Our sales and profitability are affected by a variety of factors, including actions of competitors, changes in general economic conditions, weather conditions, variability of demand impacting fixed cost leverage and seasonal periods.  As a result, our results of operations may fluctuate on a quarterly basis and relative to corresponding periods in prior years, and any of these factors could adversely affect our business and cause our results of operations to decline.  For example, we sell more of our products in the second and third quarters to customers who operate in the Industrial segment due to the seasonal rise in construction driven by more favorable weather conditions.  We sell fewer of our products in the first and fourth quarters due to reduced construction and recreational activity largely as a result of adverse weather conditions.  Any unanticipated decrease in demand for our products during the second and third quarters could have a material adverse effect on our sales and profitability.

We may be subject to interruptions or failures in our information technology systems.  A cyber incident could occur and result in information theft, data corruption, operational disruption and/or financial loss.

We rely on sophisticated information technology systems and infrastructure to process transactions, summarize our operating results and manage our business.  Our information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, cyber-attack or other security breaches, catastrophic events, such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism and usage errors by our employees.  If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them, and we may suffer loss of critical data, interruptions or delays in our operations and become subject to negative publicity.  The reliability and capacity of our information technology systems is critical to our operations and the implementation of our growth initiatives.  Any material disruption in our information technology systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on our business and results of operations.

Our information technologies, systems and networks, and those of our vendors, suppliers and other business partners, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information (including information we collect and retain in connection with our business about our business partners and employees), or other disruption of business operations, and require us to incur significant expense (that we may not be able to recover in whole or in part from our service providers or responsible parties, or their or our insurers) to address and remediate or otherwise resolve.  In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period.  Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. The unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying or confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include losses, penalties, fines, injunctions, expenses and charges recorded against our earnings, could have a material and adverse effect on our financial position, results of operations and cash flows and harm our reputation. In addition, the costs of maintaining adequate protection against such threats, based on considerations of their evolution, increasing sophistication, pervasiveness and frequency and/or increasingly demanding government-mandated standards or obligations regarding information security and privacy, could be material to our consolidated financial statements in a particular period or over various periods.

We believe that there is a significant risk that we will be considered a “United States Real Property Holding Corporation” for U.S. federal income tax purposes.

We believe there is a significant risk that we will be considered a “United States Real Property Holding Corporation” (a “USRPHC”) within the meaning of Section 897 of the Code.

If we are a USRPHC, a non-U.S. holder may be subject to the FIRPTA Tax (as defined herein) on a future sale or other disposition of our common stock.  For a detailed discussion of the FIRPTA Tax, non-U.S. holders should read the discussion in the section entitled “Material United States Federal Income Tax Consequences of the Transaction” in our Amendment No. 2 to Form S-4 Registration Statement as filed with the SEC on April 23, 2018 (the “Form S-4”), particularly the section entitled “U.S.  Federal Income Taxation of Holding Combined Company Common Stock – FIRPTA Tax in respect of combined company common stock.”

Our international operations expose us to risks inherent in doing business abroad.

We conduct business in many parts of the world, including Argentina, Mexico and Canada.  Our international operations are subject to the various laws and regulations of those respective countries as well as various risks peculiar to each country, which may include, but are not limited to:

•	global economic conditions;
•	political actions and requirements of national governments, including trade restrictions, embargoes, seizure, detention, nationalization and expropriations of assets;
•	changes in and interpretation of tax statutes and requirements of taxing authorities worldwide, routine examination by taxing authorities and assessment of additional taxes, penalties and/or interest;
•	war, civil unrest, riots and insurrections;
•	acts of terrorism;
•	criminal activities, including activities of drug cartels;
•	the potential for the expropriation and nationalization of mines and other assets;
•	devaluations and other fluctuations in currency exchange rates;
•	the impact of inflation;
•	changes in trade agreements, tariffs and other trade protection measures;
•	restrictions on foreign investments;
•	limitations on our ability to enforce legal rights and remedies;
•	difficulty in repatriating foreign currency received in excess of the local currency requirements; and

•	weak intellectual property protection.

We are currently subject to the U.S. Foreign Corrupt Practice Act (“FCPA”) and other antibribery legislation and regulations applicable in other countries.  Our ability to comply with the FCPA and other anti-bribery legislation is dependent on the success of our ongoing compliance program, including our ability to continue to manage agents and business partners, and supervise, train and retain competent employees.  We could be subject to sanctions and civil and criminal prosecution as well as fines and penalties in the event of a finding of a violation of the FCPA by us or any of our employees.

A terrorist attack or armed conflict could harm our business.

Terrorist activities, anti-terrorist efforts and other armed conflicts involving the U.S. or other countries in which we operate could adversely affect the U.S. and global economies and could prevent us from meeting financial and other obligations.  We could experience loss of business, delays or defaults in payments from payors or disruptions of fuel supplies and markets if pipelines, production facilities, processing facilities or refineries are direct targets or indirect casualties of an act of terror or war.  Such activities could reduce the overall demand for oil and gas, which, in turn, could also reduce the demand for our products and services.  Terrorist activities and the threat of potential terrorist activities and any resulting economic downturn could adversely affect our results of operations, impair our ability to raise capital or otherwise adversely impact our ability to realize certain business strategies.

We may incur substantial product liability exposure due to the use or misuse of our products, and product liability insurance may be insufficient to cover claims against us.

Our business exposes us to potential liability risks as a result of the use or misuse of our products.  We may face liability to distributors and customers and could also face substantial liability for damages if the ultimate end use of our products causes harm to consumers and other users.  Any such failures or defects could affect our relationships with distributors and customers, harm our reputation in the market and have an adverse effect on our business.  In addition, if any judgments or liabilities are material in size, we may be unable to satisfy such liabilities.  It is possible that widespread product liability claims could increase our costs and adversely affect revenues and operating income.  Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future.  In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business.

The increasing cost of employee healthcare may have an adverse effect on our profitability.

The cost of providing healthcare coverage for employees is becoming an increasingly significant operating cost for many companies.  If healthcare costs continue to increase at a rapid pace, we may not pass on these costs to employees.  Therefore, if we are unable to offset rising healthcare costs through improved operating efficiencies and reduced expenditures, the increased costs of employee healthcare may have an adverse effect on our profitability and operating results.

Risks Related to Environmental, Mining, and Other Regulation

We and our customers are subject to extensive environmental and health and safety regulations that impose, and will continue to impose, significant costs and liabilities.  In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations and financial condition.

We are subject to a variety of federal, state, provincial and local environmental laws and regulations applicable to the mining and mineral processing industry, including without limitation, laws and regulations relating to employee health and safety, environmental permitting and licensing, air and water emissions, greenhouse gas emissions, water pollution, waste management, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, hazardous materials and natural resources.  Some environmental laws impose substantial penalties for noncompliance, and others, such as the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA” or the “Superfund Law”), impose strict, retroactive and joint and several liability for the remediation of releases of hazardous substances.  Liability under CERCLA, or similar state, provincial and local laws in the jurisdictions where we operate, may be imposed as a result of conduct that was lawful at the time it occurred or for the conduct of, or conditions caused by, prior operators or other third parties.  Failure to properly handle, transport, store or dispose of hazardous materials or otherwise conduct operations in compliance with applicable environmental laws and regulations could expose us to liability for governmental penalties, cleanup costs and civil or criminal liability associated with releases of such materials into the environment, damages to property or natural resources and other damages, as well as potentially impair our ability to conduct our operations.  In addition, future environmental laws and regulations could restrict our ability to expand our facilities or extract mineral reserves or could require us to modify operations, acquire costly equipment or incur other significant expenses in connection with our business.  Future events, including changes in any environmental laws or regulations (or their interpretation or enforcement) and the costs associated with complying with such requirements, could have a material adverse effect on us.

Our failure to comply with applicable environmental laws and regulations may cause governmental authorities to take actions that could adversely impact our operations and financial condition, including:

•	issuance of administrative, civil and criminal penalties;
•	denial, modification or revocation of permits or other authorizations;
•	imposition of injunctive obligations or other limitations on our operations, including cessation of operations; and
•	requirements to perform site investigatory, remedial or other corrective actions.

Moreover, environmental requirements, and the interpretation and enforcement thereof, change frequently and have tended to become more stringent over time.  For example, greenhouse gas emission regulation is becoming more rigorous.  We are currently subject to greenhouse gas reporting obligations with respect to operations in Calera, Alabama and expect to be required to report annual greenhouse gas emissions from operations at other facilities to the EPA, and additional greenhouse gas emission related requirements at the supranational, federal, state, regional, provincial and local levels are in various stages of development.  In addition, we are required to annually calculate greenhouse gas emissions for operations in Nephton, Ontario and St. Canut, Quebec in Canada and Canoitas and Jaltiplan in Mexico.  The U.S. Congress has considered, and may adopt in the future, various legislative proposals to address climate change, including a nationwide limit on greenhouse gas emissions.  In addition, the EPA has issued regulations, including the “Tailoring Rule,” that subject greenhouse gas emissions from certain stationary sources to the Prevention of Significant Deterioration and Title V provisions of the federal Clean Air Act.  Any such regulations in the U.S., Canada or Mexico could require us to modify existing permits or obtain new permits, implement additional pollution control technology, curtail operations or significantly increase operating costs.  Any regulation of greenhouse gas emissions, including, for example, through a cap-and trade system, technology mandate, emissions tax, reporting requirement or other program, could adversely affect our business, financial condition, reputation, operating performance and product demand.

We may not be able to comply with any new laws and regulations that are adopted, and any new laws and regulations could have a material adverse effect on our operating results by requiring us to modify our operations or equipment or shut down some or all of our facilities.  Additionally, our customers may not be able to comply with any new laws and regulations, and any new laws and regulations could have a material adverse effect on our customers by requiring them to shut down old facilities or to relocate facilities to locations with less stringent regulations farther away from our facilities.  We cannot, at this time, reasonably estimate our costs of compliance or the timing of any costs associated with any new laws and regulations or any material adverse effect that any new standards will have on our customers and, consequently, on our operations.

We are subject to the Federal Mine Safety and Health Act of 1977, the Occupational Safety and Health Act of 1970 and other laws and regulations which impose stringent health and safety standards on numerous aspects of our operations.

Our operations are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, and the Occupational Safety and Health Act of 1970.  These statutes and the regulations adopted pursuant thereto impose stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters.  We are subject to laws and regulations relating to human exposure to respirable crystalline silica.  Several federal and state regulatory authorities, including the U.S. Mining Safety and Health Administration (“MSHA”) and OSHA, may continue to propose changes in their regulations regarding workplace exposure to respirable crystalline silica, such as permissible exposure limits and required controls and personal protective equipment.  For example, in June 2016, OSHA adopted regulations that reduced permissible exposure limits to 50 micrograms of respirable crystalline silica per cubic meter of air, averaged over an eight-hour day.  Both the North American Industrial Minerals Association and the National Industrial Sand Association track silicosis related issues and work with government policymakers in crafting such regulations.  Our failure to comply with such laws, regulations and standards, or changes in such laws, regulations and standards or the interpretation or enforcement thereof, may have a material adverse effect on our business, financial condition and results of operations or otherwise impose significant restrictions on our ability to conduct mineral extraction and processing operations.

Silica-related health issues and litigation could have a material adverse effect on our business, reputation or results of operations.

The inhalation of respirable crystalline silica can lead to the lung disease silicosis.  There is evidence of an association between respirable silica exposure and lung cancer as well as a possible association with other diseases, including immune system disorders such as scleroderma.  These health risks have been, and may continue to be, a significant issue confronting the silica industry.  Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of silica, may have the effect of discouraging our customers’ use of silica products.  The actual or perceived health risks of mining, processing and handling silica could materially and adversely affect silica producers, including us, through reduced use of silica products, the threat of product liability or employee lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our customers, or reduced financing sources available to the silica industry.

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous products liability lawsuits alleging damages caused by silica exposure, mostly brought by or on behalf of current or former employees of their customers.  As of December 31, 2018, there were 76 active silica-related products liability claims pending in which we are a defendant. During the year ended December 31, 2018, 13 plaintiffs’ claims against us were dismissed.  Many of the claims pending against us arise out of the alleged use of silica products in foundries or as an abrasive blast media and have been filed in the states of Ohio and Mississippi, although cases have been brought in many other jurisdictions over the years.  In accordance with our insurance obligations, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of a percentage of the defense costs.  We cannot predict with certainty the outcomes of these legal proceedings and other contingencies, and the costs incurred in litigation can be substantial, regardless of the outcome.  Substantial unanticipated verdicts, fines and rulings do sometimes occur.  As a result, we could from time to time incur judgments, enter into settlements or revise our expectations regarding the outcome of certain matters, and such developments could have a material adverse effect on our results of operations in the period in which the amounts are accrued and/or our cash flows in the period in which the amounts are paid.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing and the potential for related litigation could result in increased costs and additional operating restrictions or delays for our customers, which could cause a decline in the demand for sand-based proppants and negatively impact our business, financial condition and results of operations.

A significant portion of our business supplies frac sand to hydraulic fracturing operators in the oil and natural gas industry.  Although we do not directly engage in hydraulic fracturing activities, our customers purchase frac sand from us for use in their hydraulic fracturing operations.  Hydraulic fracturing is a widely used industry production technique that is used to recover natural gas and/or oil from dense subsurface rock formations.  The process involves the injection of water, sand and chemicals, under pressure, into the formation to fracture the surrounding rock and stimulate production.

The hydraulic fracturing process has historically been regulated by state or local governmental authorities.  However, the practice of hydraulic fracturing has become controversial in some areas and is undergoing increased scrutiny.  Several federal agencies, regulatory authorities and legislative entities are investigating the potential environmental impacts of hydraulic fracturing and whether additional regulation may be necessary.  The EPA has asserted limited federal regulatory authority over hydraulic fracturing and has indicated it may seek to further expand its regulation of hydraulic fracturing.  The Bureau of Land Management has proposed regulations applicable to hydraulic fracturing conducted on federal and Indian oil and gas leases.  The U.S. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing.

In addition, various state, local and foreign governments have implemented, or are considering, increased regulatory oversight of hydraulic fracturing through additional permitting requirements, operational restrictions, disclosure requirements and temporary or permanent bans on hydraulic fracturing in certain areas such as environmentally sensitive watersheds.  For example, Vermont and New York banned hydraulic fracturing in 2012 and 2015, respectively.  A number of local municipalities across the U.S. have instituted measures temporarily or permanently banning or otherwise limiting or delaying hydraulic fracturing in their jurisdictions.  Such moratoriums and bans could make it more difficult to conduct hydraulic fracturing operations and increase our customers’ cost of doing business, which could negatively impact demand for our frac sand products.  In addition, new OSHA rules regulating certain aspects of the use of silica in the hydraulic fracturing industry and becoming effective in 2021 will increase costs for companies in the hydraulic fracturing industry by compelling them to meet the same standards for employees that we currently satisfy.  A number of states, including the major oil and gas producing states of North Dakota, Ohio, Oklahoma, Pennsylvania, Texas and West Virginia, have also enacted legislation or issued regulations that impose various disclosure requirements on hydraulic fracturing operators.  The availability of information regarding the constituents of hydraulic fracturing fluids could make it easier for third parties opposing the hydraulic fracturing process to initiate individual or class action legal proceedings based on allegations that specific chemicals used in the hydraulic fracturing process could adversely affect groundwater and drinking water supplies or otherwise cause harm to human health or the environment.  Moreover, disclosure to third parties or to the public, even if inadvertent, of our customers’ proprietary chemical formulas could diminish the value of those formulas and result in competitive harm to such customers, which could indirectly impact our business, financial condition and results of operations.

Although we do not conduct hydraulic fracturing, the adoption of new laws or regulations at the federal, state, local or foreign levels imposing reporting obligations on, or otherwise limiting or delaying, the hydraulic fracturing process could make it more difficult to complete oil and natural gas wells, increase our customers’ costs of compliance and doing business and otherwise adversely affect the hydraulic fracturing services they perform, which could negatively impact demand for our sand-based proppants.  In addition, heightened political, regulatory and public scrutiny of hydraulic fracturing practices, including nuisance lawsuits, could expose us or our customers to increased legal and regulatory proceedings, which could be time-consuming, costly or result in substantial legal liability or significant reputational harm.  We could be directly affected by adverse litigation involving the company or indirectly affected if the cost of compliance limits the ability of its customers to operate.  Such costs and scrutiny could directly or indirectly, through reduced demand for our sand-based proppants, have a material adverse effect on our business, financial condition and results of operations.

We and our customers are subject to other extensive regulations, including licensing, plant and wildlife protection and reclamation regulations that impose, and will continue to impose, significant costs and liabilities.  In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect our results of operations.

In addition to the regulatory matters described above, we and our customers are subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, wetlands protection, reclamation and restoration of mining properties after mining is completed.  Our future success depends, among other things, on the quantity of our mineral reserves and our ability to extract these reserves profitably and customers being able to operate their businesses as they currently do.

In order to obtain permits and renewals of permits in the future, we may be required to prepare and present data to governmental authorities pertaining to the impact that any proposed exploration or production activities, individually or in the aggregate, may have on the environment.  Certain approval procedures may require preparation of archaeological surveys, endangered species studies and other studies to assess the environmental impact of new sites or the expansion of existing sites.  Compliance with these regulatory requirements is expensive and significantly lengthens the time needed to develop a site.  Finally, obtaining or renewing required permits is sometimes delayed or prevented due to community opposition, including nuisance lawsuits, and other factors beyond our control.  The denial of a permit essential to our operations or the imposition of conditions with which it is not practicable or feasible to comply could impair or prevent our ability to develop or expand a site.  New legal requirements, including those related to the protection of the environment, or the identification of certain species as “threatened” or “endangered” could be adopted that could materially adversely affect our mining operations (including our ability to extract mineral reserves), our cost structure or our customers’ ability to use sand-based proppants.  Such current or future regulations could have a material adverse effect on our business and we may not be able to obtain or renew permits in the future.

Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.

We are generally obligated to restore property in accordance with regulatory standards and our approved reclamation plan after it has been mined.  We are required under federal, state and local laws to maintain financial assurances, such as surety bonds, to secure such obligations.  The inability to acquire, maintain or renew such assurances, as required by federal, state and local laws, could subject Covia to fines and penalties as well as the revocation of operating permits.  Such inability could result from a variety of factors, including:

•	the lack of availability, higher expense or unreasonable terms of such financial assurances;
•	the ability of current and future financial assurance counterparties to increase required collateral; and
•	the exercise by financial assurance counterparties of any rights to refuse to renew the financial assurance instruments.

Our inability to acquire, maintain or renew necessary financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on its business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our substantial indebtedness and pension obligations could adversely affect our financial flexibility and competitive position.

In connection with the Merger, we completed a debt refinancing transaction, with Barclays Bank PLC as administrative agent, by entering into the Term Loan”) the Revolver.  The proceeds of the Term Loan were used to repay the indebtedness of Unimin and Fairmount Santrol and to pay the cash portion of the Merger consideration and expenses related to the Merger.  As of December 31, 2018, we had approximately $1.64 billion outstanding on the Term Loan and $188.3 million of borrowing capacity on the Revolver.  See Note 11 in our consolidated financial statements included in this Report for further detail.

We also have significant pension obligations.  As of December 31, 2018, the underfunded amount of our pension plans was approximately $41.5 million.  We also contribute to several multi-employer pension plans based on obligations arising under collective bargaining agreements with unions representing employees covered by those agreements.  Approximately 7% of our current U.S. employees participate in such multiemployer plans.  In 2018, our total contributions to our pension plans were approximately $11.5 million.  Fairmount Santrol previously participated in a multiemployer defined benefit pension plan.  Fairmount Santrol withdrew from the plan in October 2015 and recorded a liability of approximately $9.3 million as of December 31, 2016, which is payable in annual installments until November 2035, and has a net present value of $4.4 million at December 31, 2018.

Our indebtedness and pension obligations could have important consequences and significant effects on our business.  For example, it could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•

require us to dedicate a substantial portion of cash flow from operations to making payments on our indebtedness and pension obligations, thereby reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	restrict us from exploiting business opportunities;
•	make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•	place us at a disadvantage compared to our competitors that have less debt and fewer pension obligations; and
•

limit our ability to borrow additional funds for working capital, capital expenditures, railcar or other future purchase commitments, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

In addition, we have exposure to increases in interest rates under our debt, which will accrue interest at variable rates.  As a result of this variable interest rate debt, our financial condition could be adversely affected by increases in interest rates.

The agreements governing our indebtedness contain covenants and substantial restrictions that may restrict our business and financing activities.

The agreements that govern our indebtedness contain, and any future financing agreements we may enter into will likely contain, operating and financial restrictions and covenants that may restrict our ability to finance future operations or capital needs or to engage in, expand or pursue business activities.  These covenants include, among other things, limitations on the incurrence of indebtedness, the incurrence of liens, investments, asset sales, affiliate transactions, repurchases of equity securities, the declaration and payment of dividends, and mergers, consolidations and other fundamental transactions.  In addition, the Revolver includes a total net debt covenant, to be tested on a quarterly basis, of no more than 4.0:1:0.

Our ability to comply with these restrictions and covenants is uncertain and will be affected by the levels of cash flow from operations and events or circumstances beyond our control.  If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired.  If we violate any of the restrictions, covenants, ratios or tests the debt agreements, a significant portion of our indebtedness may become immediately due and payable and the lenders’ commitment to make further loans to us may terminate.  We might not have, or be able to obtain, sufficient funds to make these accelerated payments.  Even if we could obtain alternative financing, that financing may not be on terms that are favorable or acceptable to us.  In addition, our obligations under the agreements governing our indebtedness will be secured by substantially all of our assets, and if we are unable to repay our indebtedness under these agreements, the lenders could seek to foreclose on our assets and could initiate a bankruptcy proceeding or liquidation proceeding against the collateral.

Changes in the method by which LIBOR rates are determined could impact our interest payments for loans under our Term Loan and our Revolver.

Actions by the Intercontinental Exchange Benchmark Administration (“ICE”), regulators or law enforcement agencies may result in changes to the manner in which London Interbank Offered Rate (“LIBOR”) is determined or the establishment of alternative reference rates.  For example, on July 27, 2017, the U.K. Financial Conduct Authority (“FCA”) announced that it will no longer compel or persuade banks to submit LIBOR rates after 2021.  The FCA announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021.  At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom, the U.S., or elsewhere.  Any changes announced by the ICE, the FCA, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which the LIBOR rates are determined may result in a sudden or prolonged increase or decrease in the reported LIBOR rates.  Loans under our Term Loan and Revolver bear interest at either LIBOR or a base rate, at the borrower’s election, plus a spread determined by our leverage ratio.  If a sudden or prolonged increase or decrease in the reported LIBOR rates were to occur, the level of interest payments for loans under our Term Loan or Revolver may be affected.

We may need to incur substantial additional debt in the future in order to maintain or increase production levels and to otherwise pursue our business plan.  We may not be able to borrow funds successfully or, if we can, this debt may impair our ability to operate our business.

A significant amount of capital expenditures will be required to grow our production capacity.  If prices for the products we produce decline for an extended period of time, the costs of acquisition and development opportunities increase substantially or other events occur which reduce our sales or increase our costs, we may be required to borrow in the future to enable us to finance anticipated capital expenditures and other growth opportunities.  The cost of the borrowings and our obligations to repay the borrowings could have important consequences because:

•

our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or such financing may not be available on favorable terms, or at all;

•

covenants contained in our existing and future credit and debt arrangements may require us to meet financial tests that may affect flexibility in planning for, and reacting to, changes in business, including possible acquisition opportunities;

•

we will need to dedicate a substantial portion of cash flow to make principal and interest payments on indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities; and

•	our debt level makes us more vulnerable than less leveraged competitors to competitive pressures or a downturn in business or the economy generally.

Our ability to service our indebtedness will depend on, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control.  If our operating results are not sufficient to generate cash flows in order to service current or future indebtedness, we would be forced to take actions such as reducing or delaying business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital or bankruptcy protection.  We may not be able to effect any of these remedies on satisfactory terms or at all.

Risks Related to the Merger

We will incur substantial transaction fees and costs in connection with the Merger and the integration of businesses.

We have incurred material non-recurring expenses in connection with the Merger.  We many incur additional unanticipated costs in integrating the businesses of Unimin and Fairmount Santrol.  We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and coordination costs in the near term or at all.

There are a large number of processes, policies, procedures, operations, technologies and systems that are being integrated in connection with the Merger.  While we have assumed that a certain level of expenses would be incurred in connection with the Merger, there are many factors beyond our control that could affect the total amount of, or the timing of, anticipated expenses with respect to the integration and implementation of the combined businesses.

There may also be additional unanticipated significant costs in connection with the Merger that we may not recoup.  These costs and expenses could reduce the benefits and additional income we expect to achieve from the Merger.  Although we expect that the benefits of the Merger will offset the transaction expenses and integration costs over time, no assurance can be given that any benefits will be achieved in the near term, if at all.

We may fail to realize the anticipated benefits of the Merger.

The success of the Merger depends on, among other things, our ability to combine the Unimin and Fairmount Santrol businesses in a manner that realizes anticipated synergies and meets or exceeds the projected stand-alone cost savings and revenue growth trends anticipated by each company.  We expect to benefit from significant synergies, including integrating and optimizing supply chains in order to reduce logistics costs, improve mine yields, decrease cycle times of the combined rail fleet and optimize our footprint.  In the longer term, we will evaluate applying Fairmount Santrol’s coating technologies to other minerals and applications in industries we serve, advancing our collective dust control technologies, growing Fairmount Santrol’s blending businesses across Unimin’s assets and geographies and leveraging the best operational and commercial excellence programs.  If we are not able to successfully achieve these objectives, or the cost to achieve these synergies is greater than expected, then the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

If we are not able to realize the anticipated savings and synergies in a timely manner without adversely affecting current revenues and investments in future growth, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.  A variety of factors may adversely affect our ability to realize the currently expected operating synergies, savings and other benefits of the Merger, including failing to successfully optimize our facilities footprint, take advantage of our supply chain, identify and eliminate duplicative programs and otherwise integrate Fairmount Santrol’s and Unimin’s respective businesses.

As a result of the Merger, branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers.

We may incur substantial costs in rebranding our products and services, and we may not be able to achieve or maintain brand name recognition or status under the Covia brand that is comparable to the recognition and status previously enjoyed by Unimin and Fairmount Santrol separately.  The failure of any such rebranding initiative could adversely affect our ability to attract and retain customers, which could cause us not to realize some or all of the expected benefits of the Merger.

An impairment of goodwill or other intangible assets may adversely affect our financial condition and results of operations.

We recorded goodwill as a result of the Merger, and other intangible assets were recorded as a result of the purchase price allocation performed in connection with the Merger.  Under U.S. GAAP, goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred.  Other intangible assets with a finite life are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever there is an indication of impairment.  Impairment charges may be incurred in the future, which could be significant and which could have an adverse effect on our financial condition and results of operations.

Risks Related to Investing in and Ownership of Our Common Stock

Future sales or issuances of our common stock, including sales by Sibelco, could have a negative impact on our common stock price.

Sibelco owns, directly or indirectly, approximately 66% of our common stock.  Sales of our common stock by Sibelco or the perception that sales may be made by Sibelco could significantly reduce the market price of our common stock.  In addition, even if Sibelco does not sell a large number of shares of our common stock into the market, its right to transfer such shares may depress the stock price of our common stock.

Pursuant to the terms and conditions of a Registration Rights Agreement, Sibelco is entitled to registration rights with respect to the shares of our common stock it owns.  These registration rights include the right to demand that its shares be registered, the right to choose the method by which its shares of common stock are distributed, a choice as to the underwriter and registration rights in conjunction with other registered offerings by us.  Expenses incident to our performance of or compliance with a demand registration made by Sibelco will be borne by us.  If Sibelco exercises its registration rights, the market price of shares of our common stock may be adversely affected.

Additionally, Sibelco is party to the Stockholders Agreement that was effective upon the closing of the Merger by and among Sibelco, Unimin and the other stockholders named therein (“Stockholders Agreement”) pursuant to which Sibelco is subject to certain transfer restrictions.  In particular, for three years following the effective time, Sibelco will not, and will cause its controlled affiliates not to, transfer or agree to transfer any of our common stock or other shares of capital stock to any person (other than an affiliate of Sibelco) or group if such person or group would, following such transfer, beneficially own in excess of (i) 15% of the voting power of the outstanding shares of our voting stock or (ii) 50% of the voting power of our outstanding shares of voting stock, unless such person agrees to make an offer to purchase all shares of our common stock held by our stockholders for the same consideration and on substantially the same terms and conditions.

Notwithstanding the foregoing, Sibelco can transfer shares of our common stock at any time (i) to any wholly owned affiliate of Sibelco who signs a joinder to the Stockholders Agreement, (ii) pursuant to a public offering of shares of our common stock (including pursuant to spin-off or split-off transactions or related actions involving a person holding Sibelco’s interest in us) or (iii) in connection with a change of control of Sibelco.  A change of control of Sibelco means (i) the acquisition by any other person, directly or indirectly, of record or beneficial ownership of more than 50% of the total voting securities of Sibelco, (ii) the acquisition by any other person of all or substantially all of the consolidated assets of Sibelco or (iii) the acquisition by any other person of the ability to vote or direct the voting securities of Sibelco for the election of a majority of Sibelco’s directors.

Sibelco will exercise significant influence over us, and its interests in us may be different than yours.

Sibelco beneficially owns, directly or indirectly, approximately 66% of the outstanding shares of our common stock.  In addition, pursuant to the Stockholders Agreement, Sibelco has certain preemptive rights pursuant to which it will be able to purchase its pro rata portion of any new securities that we may, from time to time, propose to issue or sell to any person, with certain exceptions.  Accordingly, subject to applicable law and the limitations set forth in our certificate of incorporation, bylaws and the Stockholders Agreement, Sibelco is able to exercise significant influence over our business policies and affairs, including any action requiring the approval of our stockholders, including the adoption of amendments to our certificate of incorporation and bylaws and the approval of a merger or sale of all or substantially all of our assets.

Subject to the limitations included in our certificate of incorporation, bylaws and the Stockholders Agreement, the directors nominated by Unimin in connection with the Merger will have significant authority to effect decisions affecting our capital structure, including the issuance of additional capital stock, the incurrence of additional indebtedness, the implementation of stock repurchase programs and the decision of whether or not to declare dividends.  In addition, we entered into a Contribution Agreement, Tax Matters Agreement, Distribution Agreements, Agency Agreements and Non-Compete Agreement with Sibelco, which are discussed in the section entitled “Certain Relationships and Related Party Transactions – Relationship with Sibelco” in the Form S-4.

The interests of Sibelco may conflict with the interests of our other stockholders.  For example, Sibelco may support certain long-term strategies or objectives for us that may not be accretive to our stockholders in the short term.  The concentration of ownership may also delay, defer or even prevent a change in control of us, even if such a change in control would benefit our other stockholders, and may make some transactions more difficult or impossible without the support of Sibelco.  This significant concentration of share ownership may adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with stockholders who own significant percentages of a company’s outstanding stock.  In addition, sales by Sibelco of shares of our common stock in the market, or the perception that Sibelco might sell shares in the market, or the fact that a large portion of our common stock is not part of the public float, could have an adverse effect on the trading market for our common stock.

We are a “controlled company” within the meaning of the rules of the NYSE and, as a result, qualify for, and may rely on, exemptions from certain corporate governance requirements.

In addition to the consequences of the concentration of share ownership and possible conflicts between the interests of Sibelco and your interests discussed above, we are a “controlled company” within the meaning of the rules of the NYSE.  Under these rules, a company in which over 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is not required to have:

•	a majority of its board of directors be independent directors;
•	a nominating/corporate governance committee or a compensation committee, or to have such committees be composed entirely of independent directors; and
•

the compensation of our Chief Executive Officer be determined, or recommended to the board of directors for determination, either by a compensation committee comprised of independent directors or by a majority of the independent directors on the board of directors.

We may rely on certain of these exemptions.  Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE without regard to the exemptions available for “controlled companies,” and our status as a “controlled company” may adversely affect the trading price for our common stock.

We currently do not intend to pay dividends on our common stock, and our debt agreements place certain restrictions on our ability to do so.  Consequently, unless there is a change to our dividend policy, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We do not plan to declare dividends on shares of our common stock in the foreseeable future.  Any determination to pay dividends will be at the discretion of our Board and will be dependent on then-existing conditions, including our financial condition, earnings, legal requirements, including limitations under Delaware law, restrictions in our debt agreements that limit our ability to pay dividends to stockholders and other factors our Board deems relevant.  If our Board decides to declare dividends in the future, it may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely.  For these reasons, you will not be able to rely on dividends to receive a return on your investment.  Accordingly, realization of a gain on your shares of our common stock will likely depend solely on the appreciation of the price of our common stock, which may never occur.

Our certificate of incorporation contains a provision renouncing our interest and expectancy in certain corporate opportunities.

Our certificate of incorporation provides that, to the fullest extent permitted by applicable law, we renounce any interest or expectancy we may have in, or in being offered an opportunity to participate in, business opportunities that are from time to time presented to Sibelco or any of Sibelco’s officers, directors, agents, members, affiliates and subsidiaries (other than us) (each, a “Specified Party”), or business opportunities in which a Specified Party participates or desires to participate, even if the opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so.  In addition, each such Specified Party has no duty to communicate or offer such business opportunity to us and, to the fullest extent permitted by law, will not be liable to us or any of our stockholders for a breach of any fiduciary or other duty, as a director or officer or controlling stockholder or otherwise, by reason of the fact that such Specified Party pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us.

As a result of this provision, any of our directors who also serves as a director, officer or employee of Sibelco or any of Sibelco’s subsidiaries or affiliates may pursue certain acquisitions or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us.  These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if attractive corporate opportunities are allocated by Sibelco to itself or its subsidiaries or affiliates instead of us.

Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Provisions contained in our certificate of incorporation and bylaws may delay or discourage transactions involving an actual or potential change in control or a change in management, including transactions in which our stockholders might otherwise receive a premium for their shares or transactions that our stockholders might otherwise deem to be in their best interests.  Therefore, these provisions could adversely affect the price of our common stock.  Among other things, our certificate of incorporation and bylaws:

•	permit our Board to issue up to 15,000,000 shares of preferred stock, with any rights, preferences and privileges as it may designate (including preferences over our common stock);
•

provide that, except as otherwise provided in the Stockholders Agreement, the authorized number of directors may be changed only by resolution adopted by a majority of our Board, subject to the rights of holders of any series of preferred stock;

•

provide that all vacancies, including newly created directorships, may, except as otherwise provided in the Stockholders Agreement or required by law and subject to the rights of holders of preferred stock as designated from time to time, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•

require that any action to be taken by our stockholders following the Trigger Date (as defined therein) must be effected at a duly called annual or special meeting of our stockholders and not be taken by written consent;

•

provide that any of our stockholders seeking to present proposals before a meeting of our stockholders or to nominate candidates for election as directors at a meeting of our stockholders must provide notice in writing in a timely manner and also specify requirements as to the form and content of such stockholder’s notice;

•

provide that special meetings of our stockholders following the Trigger Date may be called only by our Board pursuant to a resolution adopted by a majority of the total number of directors that we would have if there were no vacancies;

•	provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain legal proceedings; and
•

provide that our Board always has the power to make, rescind, alter, amend and repeal our bylaws and that, following the Trigger Date, the bylaws may be adopted, altered, amended or repealed by the holders of our common stock only upon the approval of at least 66 2/3% of the voting power of all the then outstanding shares of our common stock.

Additionally, Delaware General Corporation Law provides that stockholders are not entitled to the right to cumulative votes in the election of directors unless a corporation’s certificate of incorporation provides otherwise.  Our certificate of incorporation does not provide for cumulative voting in the election of directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our Reserves

We control one of the largest bases of industrial mineral reserves in North America.  From our reserves, we are able to produce a broad range of specialized silica sand, micro crystalline silica, feldspar, nepheline syenite, calcium carbonate, clay, kaolin, lime and limestone for use by our Energy segment and Industrial segment customers in North America and around the world.

According to SEC Industry Guide 7, reserves are defined as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Reserves are categorized into proven (measured) reserves and probable (indicated) reserves, which are defined as follows:

•

Proven (measured) reserves.  Reserves for which (i) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (ii) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

•

Probable (indicated) reserves.  Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

Our reserves meet the definition of proven or probable reserves in accordance with SEC Industry Guide 7.  We estimate that we have approximately 1.7 billion tons of proven or probable recoverable mineral reserves as of December 31, 2018.  Mineral reserve estimated quantities and characteristics at our properties are overseen by our internal geologists and engineers and validated by an independent third party consulting company, GZA GeoEnvironmental, Inc.

We assesses the economic viability of our minerals reserves for each operation primarily by evaluating the following key criteria for mining feasibility: estimate of saleable quality reserves; percent recovery following processing; overburden stripping and other operational costs and annual production volumes. These factors are considered in preparation of a mine plan that ultimately estimates the tons of product to be sold per year and the estimated life of the mine. Historical mineral prices are considered in the context of market supply and demand dynamics to further assess the long term economic viability of the mineral reserve assets. The underlying FOB mining facilities considered a range of average sales price assumptions to estimate proven and probable reserves in accordance with the Commission’s definitions, which were $30 to $40 for our Energy segment and $25 to $40 for our Industrial segment. The reserve estimates are updated annually based on sales, changes to reserve boundaries, new physical or chemical information on the reserve deposit or overburden, changes in the mine plan, changes in customer demand, current pricing forecasts and other business strategies.

Summary of Reserves

The following table provides information on each of our mining facilities with mineral reserves.  Included is the location and area of the facility; the type, amount and ownership status of the location’s reserves and whether or not they meet API standards; the primary minerals produced; and the primary industries served:

Mine/Facility(1)	Acres(A)		API Designation(B)	Proven Reserves(2)	Probable Reserves(2)	Proven & Probable Reserves(2)	Estimated Recovery Percentage	Primary Mineral(s)	Principal Industries Served
U.S. Operations
Camden	715	O	Non-API	7,802	1,442	9,244	77%(6)	Silica Sand	Glass, Commercial
	1,306	L
Chardon	583	O	Non-API	28,583	-	28,583	80%	Silica Sand	Glass, Construction, Non Renewable Energy
	62	L
Cleburne	2,075	O	Non-API	10,063	5,983	16,046	81%	Silica Sand	Glass, Construction, Non Renewable Energy
Crane	7,769	L	API	-	34,913	34,913	75%	Silica Sand	Non Renewable Energy
Dividing Creek	169	O	Non-API	-	11,645	11,645	55%	Silica Sand	Glass, Construction
	1,969	L
Elco	2,495	O	Non-API	-	2,976	2,976	98%(3)	Microcrystalline Silica	Coatings & Polymers, Ceramics
	1,367	L
	7,748	M
Emmett	377	O	Non-API	6,117	3,427	9,544	60%	Feldspathic Sand	Glass, Construction
	423	M
Gore	937	O	Non-API	-	4,305	4,305	83%	Silica Sand	Glass, Construction
	173	L
Guion	3,835	O	API	15,654	18,426	34,080	57%(4)	Silica Sand	Non Renewable Energy, Construction
	348	L
	32	M
Hephzibah	1,481	O	Non-API	4,251	5,953	10,204	68%	Kaolin Clay	Glass, Ceramics
	302	L
Huntingburg	10	O	Non-API	-	61	61	90%	Ball Clay	Ceramics, Commercial, Coatings & Polymers
	81	L
Junction City	851	L	Non-API	11,003	-	11,003	36%(5)	Silica Sand	Glass, Construction, Other minor Markets
Kasota	3,791	O	API	37,861	102,735	140,596	72%	Silica Sand	Non Renewable Energy
Kermit	3,313	L	API	165,129	-	165,129	70%	Silica Sand	Non Renewable Energy
Lugoff	1,811	L	Non-API	5,423	9,499	14,922	74%	Silica Sand	Glass, Commercial, Construction
Maiden Rock	842	O	API	21,796	-	21,796	72%(7)	Silica Sand	Non Renewable Energy, Glass, Foundry
	1,002	L
Marston	2,107	O	Non-API	21,020	2,265	23,285	55%	Silica Sand	Glass, Construction, Ceramics
	363	L
McIntyre	587	O	Non-API	671	-	671	73%	Kaolin Clay	Glass, Coatings & Polymers, Ceramics
	1,310	L
	215	M
Menomonie	10	O	API	12,926	-	12,926	70%	Silica Sand	Non Renewable Energy, Glass, Foundry
	363	L
Oregon	805	O	API	31,825	-	31,825	80%	Silica Sand	Glass, Metals & Mining, Non Renewable Energy
Ottawa	2,655	O	API	12,235	20,757	32,992	50%(9)	Silica Sand	Construction, Glass, Metals & Mining
Pevely	606	O	API	9,891	-	9,891	82%	Silica Sand	Glass, Metals & Mining
Portage	856	O	API	2,852	14,405	17,257	87%	Silica Sand	Glass, Metals & Mining
Roff	2,841	O	API	7,705	1,876	9,581	85%	Silica Sand	Glass, Non Renewable Energy, Metals & Mining

Seiling	320	L	Non-API	30,907	-	30,907	74%	Silica Sand	Non Renewable Energy
Southern	102	O	Non-API	12,368	-	12,368	60%	Industrial Sand	Construction
	382	L
Troup	402	O	Non-API	2,868	4,153	7,021	90%	Ball Clay	Ceramics
	2,243	L
Tunnel City	2,171	O	API	40,287	118,832	159,119	47%	Silica Sand	Non Renewable Energy
Tuscaloosa	345	L	Non-API	3,646	-	3,646	65%	Industrial Sand	Metals & Mining, Construction
Utica	2,888	O	API	64,067	7,505	71,572	60%	Silica Sand	Non Renewable Energy, Glass
Wedron	2,511	O	API	282,012	-	282,012	75%	Silica Sand	Non Renewable Energy, Glass, Foundry
Canada Operations
Nephton/Blue Mountain	4,302	L	Non-API	5,872	18,468	24,340	74%	Nepheline Syenite	Coatings & Polymers, Glass, Ceramics, Metals & Mining
Saint Canut	539	L	Non-API	9,669	-	9,669	97%	Silica Sand	Glass, Construction
	613	M
Mexico Operations
Ahuazotepec	1,148	O	Non-API	12,523	1,007	13,530	38%	Sodium Feldspar	Ceramics, Glass
Canoitas	4,967	O	Non-API	31,081	-	31,081	60%	Silica Sand	Glass, Ceramics
Jaltipan	1,147	O	Non-API	21,194	15,097	36,291	52%	Silica Sand	Glass, Metals & Mining
San Juan	682	O	Non-API	4,926	-	4,926	35%	Silica Sand	Glass, Metals & Mining
Inactive Operations
Bay City	62	O	API	18,715	-	18,715	72%(7)	Silica Sand	Non Renewable Energy
	1,431	L
Brewer	343	O	API	31,997	-	31,997	79%	Silica Sand	Non Renewable Energy, Glass, Foundry
Grand Haven	143	O	Non-API	6,555	-	6,555	85%	Industrial Sand	Foundry, Construction
Green Mountain	192	O	Non-API	-	-	-	72%	Olivine	—
Shakopee	88	O	API	22,026	-	22,026	50%	Silica Sand	Non Renewable Energy, Glass, Foundry
	161	L
Voca (East)	634	O	API	-	-	-	42%	Silica Sand	Non Renewable Energy
Voca (West)	2,044	O	API	185,290	-	185,290	50%	Silica Sand	Non Renewable Energy, Glass, Foundry
Wexford	401	O	Non-API	10,915	-	10,915	72%	Industrial Sand	Foundry, Construction
Development Sites
Cawood	988	M	Non-API	-	-	-	50%	Nepheline Syenite	Coatings & Polymers, Glass, Ceramics, Metals & Mining
Diamond Bluff	10	O	API	-	-	-	70%(8)	Silica Sand	Non Renewable Energy
	2,674	L
Hixton	228	O	API	-	-	-	60%	Silica Sand	Non Renewable Energy
Katemcy	778	O	API	113,278	-	113,278	50%	Silica Sand	Non Renewable Energy
Magdalena Del Kino	4,455	O	Non-API	-	-	-	11%	Borate	Glass, Ceramics
Torreon	361	O	Non-API	-	-	-	75%	Calcium Carbonate	Paints - Fillers and extenders
Wedeen River	201	M	Non-API	-	-	-	22%	Magnetite	—
Total				1,323,003	405,730	1,728,733
__________
(A) Acres owned ("O") indicates combined surface and mineral rights acreage
Acres leased ("L") indicates leased acreage
Mineral ("M") indicates mineral rights only and mineral claims acreage
(B) Designated as "API" if reserves meet API RC 19C and "Non-API" if reserves do not meet API RC 19C.
(1) Delineated Facility Mineral Resources (Measured, Indicated, Inferred) are not included.
(2) Reserves reported in U.S. Short Tons.
(3) Elco product recovery derived from high and blend grade tripoli ore intervals is presented only. Insitu cement grade tripoli is excluded.
(4) Guion plant recovery is 57%. Underground mine extraction recovery is 70%. Guion has both underground and open-pit mining sites.
(5) Junction City projects a combined Glassil / Puresil product yield of 36% in 2019.
(6) Camden recovery based on the primary B2 Mine product (77%). B1 Mine product recovery is 60%.
(7) Bay City and Maiden Rock yield is based on a 38.7% Underground Mine extraction and 72.4% Process Plant recovery.
(8) Diamond Bluff yield is based on a 35% Underground Mine extraction and 70% Process Plant recovery.
(9) Ottawa currently mines from the plant's tailings cells at a recovery of 90%. Insitu Jordan Sandstone recovery is estimated at 50%.

Facilities

We currently have 44 mining facilities with reserves, six active coating facilities, 15 inactive facilities (including seven development sites), and approximately 1.7 billion tons of proven and probable mineral reserves in North America, making us one of North America’s leading industrial mineral producers.

Mining Facilities with Reserves

The mineral rights and access to mineral reserves for the majority of our facilities are secured through land that is owned.  There are no underlying agreements and/or royalties associated with the owned properties.  For leased properties where there are associated agreements and/or royalties, we have provided more information in the facility descriptions below.  We are required to pay production royalties on a per ton basis pursuant to our mineral reserve leases.  For the year ended December 31, 2018, total royalty expense associated with these agreements was $6.3 million in royalty payments, representing approximately 0.3% of our revenues.

Ahuazotepec, Puebla, Mexico.  We acquired our Ahuazotepec facility in 1997 from Vitro, the leading Mexican glass manufacturer.  The facility was built in 1958.  The Ahuazotepec facility produces sodium feldspar for sanitary ware, floor tiles and glass markets.  The facility is in Ahuazotepec County, Puebla, and consists of approximately 1,100 acres of owned real property. It is about 25 miles from the city of Tulancingo, Hidalgo.  The facility uses natural gas and electricity to process feldspar and has an annual capacity of approximately 412,000 short tons.  The average utilization rate over the past three years was 71%.  The net book value of Ahuazotepec’s real property and fixed assets was $15.2 million at December 31, 2018.  The processed dry material is shipped via truck to customers.

The mine is an open-pit, the overburden consists of an altered basalt that is removed with an excavator and hydraulic hammer.  A bulldozer is then used to extract the non-compact crystalline tuff.  This material is loaded and hauled to a nearby washing plant, where it is processed by screening and washing.  The processed wet feldspar is then loaded and hauled to the nearby Ahuazotepec facility where the drying, screening and magnetic separation processes are applied.  A portion of the coarse feldspar is ground in the Ahuazotepec facility and a portion is sent in bulk by truck to our Benito Juárez grinding facility, in Monterrey, Nuevo León, for further particle size reduction for ceramic applications.

The Ahuazotepec mine extracts a Tertiary volcanic tuff, which is characterized by containing sub-angular grains, with a size of medium to coarse of anorthoclase feldspar and iron oxide staining.  The mining sequence must focus on the selection of three types of quality intended for markets in ceramic glazes, sanitary ware bodies and floor tiles. The main quality parameters are: (i) the product contents of iron oxide and (ii) aluminum oxide.  Also, ore is selected based on the color that is defined by the Cielab L index.  The facility has a dedicated ceramic process circuit, where the plant produces a material that is separated into two ranges of grain sizes: coarse feldspar-6+20 mesh that it is used for the ceramic market and fine-20 mesh that is used for the glass applications.

Beaver (Southern), Ohio.  Our Beaver, Ohio facility, acquired in 1994 from Schrader Sand and Gravel, is located in Jackson Township, Pike County, Ohio and consists of owned and leased real property.  The mineral reserves at this facility are secured under mineral leases that, with the exercise of renewal options, expire in 2024.  The facility, which is approximately six miles northeast of Beaver, Ohio, is accessible via County Road 521.  The facility utilizes electricity to process sand.  Mining methods include the mechanical removal of glacial overburden followed by drilling, blasting and mechanical mining.  The total net book value of the Beaver facility’s real property and fixed assets was $5.6 million at December 31, 2018.

The sand reserve mined from the open-pit mine at the Beaver facility is the Sharon Conglomerate.  The Beaver facility produces high purity, sub-angular grain silica sand and gravel.  Mining at the Beaver facility is completed on a seasonal basis.  Existing equipment dates to the 1960’s and is repaired as needed during the winter months; in addition, equipment (dating to 2013 or newer) has been acquired.  The annual mining capacity is approximately 150,000 tons and the average utilization rate over the past three years was 36%.  The surface deposit at the Beaver facility is a high purity, sub-angular grain silica sand/gravel.  The deposit has a minimum silica content of 99% and is ideal for turf/landscaping and industrial applications.  The controlling attribute is cleanliness.  Cleanliness is controlled through wet processing.

Camden, Tennessee.  We acquired the Camden facility from the Morie Company in 1996, Morie purchased the plant in the late 1970’s from Hardy Sand Company, and Hardy Sand operated the plant for approximately 20 years prior.  The facility is located in Camden, Benton County, Tennessee, off U.S. Highway 70, 90 miles west of Nashville.  The site utilizes natural gas for drying and electricity to process sand.  The facility consists of approximately 900 acres of owned and approximately 1,100 acres of leased real property.  The leased property consists of pipeline right of ways and sand reserves.  The lease for the pipeline, with the exercise of renewal options of five to 10 years, expires in 2035.  The remaining lease has unlimited renewal options.  The total net book value of the Camden facility’s real property and fixed assets was $8.7 million at December 31, 2018.

The Camden facility mines sand via load and carry operations.  The facility operations consist of washing, flotation, drying and screening processes to make finished product.  Since its acquisition, Covia has made several upgrades to the facility, including safety, operational and rail loading improvements.  Currently, annual capacity is approximately 837,000 tons and the average utilization rate over the past three years was 56%.  Additional capacity expansions are possible depending on market conditions.

The Camden facility utilizes approximately 4,100 linear feet of rail.  The sand mined at the Camden facility is sub-angular sand, which is suitable for glass, mineral fillers, foundry and general industrial use.  Final product is shipped from the facility via bulk truck or bulk rail via the CSX railroad.

The site mines in an open-pit manner in the McNairy Sand.  The local sand section is medium to fine grained in the upper part of the deposit (B2 grade sand) and is fine grained in the lower section (B1 grade sand).  Mining is conducted from two independent pits to obtain feed from both the B2 and B1 sections of the deposit to support glass and foundry sand production.  The primary key quality parameters controlling mine sequence development are: (i) the percentage of product iron oxide; (ii) the percentage of retained product-140 mesh sand; and (iii) the percentage of product-140 mesh fines fraction.

Canoitas, Coahuila, Mexico.  The Canoitas facility was constructed in 1988, and was acquired by Covia in 1997 from Vitro, the Mexican glass manufacturer.  The Canoitas facility mainly produces glass sand.  It is in Hidalgo County, Coahuila, Mexico, approximately 55 miles northwest of Nuevo Laredo City, and is accessible via State Highway 2.  The Canoitas facility utilizes diesel, heavy oil and electricity to process sand.  Annual capacity at the Canoitas facility is approximately 1.238 million short tons and the average utilization rate over the past three years was 85%.  The processed material is shipped via bulk truck to customers.  The total net book value of the Canoitas facility’s real property and fixed assets was $47.5 million at December 31, 2018.

The facility’s open-pit operations require drilling and blasting to fragment the silica cemented sand.  The material is loaded and hauled with wheel front end loaders and rigid frame haul trucks for feeding the crushing system.  The material is processed by primary and secondary crushing, screening, milling, attrition, hydro sizing, drying and magnetic separation.

The Canoitas facility extracts silica sand ore from the Carrizo Sand.  The sandstone section is mined in two benches to optimize blending capabilities to support the production of glass, ceramic and foundry sand products.  Mine development is focused on optimizing extraction of glass grade sand with an iron oxide content of less than 0.065%.  Sand containing an iron oxide content above 0.065% is directed to the production of colored glass and float glass grade products.  The primary key quality parameters controlling mine sequence development are (i) the percentage of product iron oxide and (ii) the percentage of product aluminum oxide.

Beneficiated wet sand from the Canoitas facility is shipped via trucks to our Lampazos facility for further processing.  The Lampazos facility produces flint glass grade by leaching, drying and magnetic separation processes of the Canoitas sand material. The wet sand is also dried and ground to produce ceramic grade materials.  The products produced at the Lampazos facility are shipped via trucks to customers in northeastern Mexico.

Chardon, Ohio.  Our Chardon, Ohio facility is located in Geauga County, Ohio and consists of owned real property.  The facility, which is approximately two miles south of Chardon, is accessible via State Route 44.  The site utilizes natural gas and electricity to process sand.  Mining methods include the mechanical removal of glacial overburden followed by drilling, blasting and mechanical mining.

The mine was opened in 1938 and acquired by Best Sand in 1978.  We acquired the mine as a result of the merger of Wedron Silica and Best Sand in 1986.  Upgrades were made to the wash plant in 2009, the fluid bed dryer in 2012 and the rotary dryer circuit in 2012.  The reserve base was increased by 950,000 tons in 2014 and 1.2 million tons in 2015.  The total net book value of the Chardon facility’s real property and fixed assets was $62.1 million at December 31, 2018.

The sand reserve mined from the open-pit mine at the Chardon facility is the Sharon Conglomerate formation.  This plant produces high purity, sub-angular grain silica sand and gravel used for industrial and recreational markets.  The mining capacity is approximately 1.1 million tons per year and the average utilization rate over the past three years was 55%.  The surface deposit at the Chardon facility is a high purity, sub-round grain silica sand/gravel.  The deposit has a minimum silica content of 99% ideal for glass and foundry applications.  The contributing attributes are iron and grain size distribution.  The mine’s iron averages 0.084%.

Cleburne, Texas.  We acquired our Cleburne facility in 1983 from Martin Marietta, but the facility has been in operation since 1976.  The facility is located near Cleburne, Johnson County, Texas, approximately 50 miles southwest of Fort Worth, Texas and is accessible via State Highway 67 via U.S. Interstate Highway 35W.  The site consists of 2,075 acres of owned real property and utilizes natural gas and electricity to process sand.  Annual capacity at the Cleburne facility is approximately 1.4 million tons of sand and the average utilization rate over the past three years was 81%.  The total net book value of the Cleburne facility’s real property and fixed assets was $11.0 million at December 31, 2018.  Processed material is shipped via truck and is also transloaded onto the Fort Worth & Western Railroad.

The mine is an open-pit operation where silica sand is mined and transported to the facility via trucks.  Mine operations are completed on a year-round basis.  The whole grain material is then washed, dried and screened and sold for proppant, glass, commercial and industrial applications.  The Cleburne facility also has a grinding facility for producing products servicing fiberglass, construction and ceramics.

The Cleburne facility derives its silica sand ore from the Paluxy Formation.  The sand section is mined in a single bench.  Dozer and excavators are used to mine ore from multiple sections of the stripped mining cuts to support optimizing production of glass and frac sand products.  End users are the frac sand, glass/industrial, and ground product businesses.  The Cleburne plant meets or exceeds all frac sand and industrial customer specifications.

Crane, Texas.  We began construction on our Crane location in December 2017.  The facility is located near the town of Crane, Crane County, Texas, and consists of approximately 7,600 acres of leased real property. The Crane deposit was a greenfield discovery in 2017.   The reserves are secured by lease agreements.  The facility is located approximately 50 miles southwest of Odessa and is accessible via U.S. Highway 385 & FM 1233.  The facility commenced shipments and final processing refinements in late July 2018.  Upon final completion, the facility will have an annual capacity of approximately 3 million tons.  Although production was only within the last half of 2018, utilization was 16% of annual capacity.  The total net book value of the Crane facility’s real property and fixed assets was $101.3 million at December 31, 2018.

The mining process at Crane is open-pit and carried out by excavators and articulated haul trucks capable of operating around the clock on a daily basis.  Run of mine material will not require crushing but will be washed, dried, and screened for size before being loaded into five silos, each with a 4,000 ton capacity.  The Crane facility derives its raw feed from Quaternary eolian sand dunes.  The deposit is mined for frac sand and meets or exceeds all customer API specifications.

Dividing Creek, New Jersey.  Our Dividing Creek facility is located near Dividing Creek, Cumberland County, New Jersey and consists of over 2,100 acres of owned and leased real property.  The mineral reserves at the Dividing Creek facility are secured under a mineral lease that expires in 2035 and has a renewal option through 2065.  The facility is located approximately 30 miles south of Philadelphia and is accessible via State Highway 55 as well as State Highway 77.  The facility utilizes natural gas and electricity to process sand.  Annual capacity is approximately 971,600 and the average utilization rate over the past three years was 69%.  The total net book value of the Dividing Creek facility’s real property and fixed assets was $9.3 million at December 31, 2018.  Finished product is shipped via truck and rail with over 7,600 linear feet of rail.  We use the Winchester & Western railroad, which we own, to move minerals from the Dividing Creek and Gore facilities to customers via access to the Norfolk Southern and CSX railroads.

Materials are pumped from the mine location to the processing facility.  The processing facility has distinct circuits to produce glass and construction products as well as frac sand.  The glass circuits utilize beneficiation techniques to remove iron and other impurities that are detrimental to glass and construction customers.  The frac circuits rely upon wet sizing to produce 100 mesh frac sand.  The facility utilizes stock pile towers for the draining of materials prior to drying.  The Dividing Creek facility was upgraded over the last five years with frac sand capacity additions and a new fluid bed dryer.

The Dividing Creek facility derives its silica sand ore from the Cohansey Formation. Mining is completed on a year-round basis.  The facility utilizes dredge mining and is completed using two dredges operating in separate ponds. Products are sold into the glass, construction, and frac sand businesses.  The Dividing Creek plant meets or exceeds all API and industrial customer specifications.

Elco, Illinois.  We acquired our Elco facility in 1989 from The Illinois Minerals Company.  The facility is located in Tamms, Alexander County, Illinois and consists of over 11,000 acres of owned and leased real property and mineral rights.  The majority of the reserves are owned and approximately 10% are secured under mineral leases that, with the exercise of renewal options, expire between 2023 and 2034.  The Elco facility is approximately 130 miles southeast of St. Louis and is accessible via major highways, including U.S. Interstate Highway 57.  The site utilizes natural gas and electricity to process silica.  The facility’s capacity is approximately 60,000 tons annually and the average utilization rate over the past three years was 65%.  The total net book value of the Elco facility’s real property and fixed assets was $2.6 million at December 31, 2018.

The Elco facility performs an initial size reduction of the ore prior to drying.  From the dryer, the material is then deagglomerated and classified and conveyed to silos for shipping or packaging.  Material from Elco is sold into the coatings, ceramics, rubber and cementing industries. The Elco facility derives its microcrystalline silica (tripoli) ore from the Clear Creek Chert.  The deposit is mined in an open pit utilizing multiple benches to optimize blending capabilities and allow for more efficient segregation of primary tripoli ore and cement grade tripoli (chert).

Emmett, Idaho.  We acquired our Emmett facility in 1983 from Martin Marietta, but the facility has been in operation since 1953.  The facility is located in Emmett, Gem County, Idaho, approximately 30 miles northwest of Boise, Idaho, and is accessible via State Highway 52.  The site consists of 723 acres of owned real property and utilizes natural gas and electricity to process sand.  Annual capacity at the Emmett facility is approximately 253,000 tons of sand.  The average utilization rate over the past three years was 39%.  The total net book value of the Emmett facility’s real property and fixed assets was $2.4 million at December 31, 2018.  Processed material is shipped via truck and rail using the Idaho Northern Pacific railroad with access to the Union Pacific railroad.

The mine is an open-pit operation where feldspathic silica sand is mined and transported to the facility via trucks.  Mining, wet processing and grinding operations are scheduled ten months out of the year to avoid cool weather.  Drying and screening operations are performed all year long from damp stockpiles.  The whole grain material is then washed, ground, dried and screened and sold for glass, fiberglass, construction, golf, and industrial applications.  The Emmett facility also has a packaging facility for producing bagged products servicing construction, filtration, as well as, the sports and leisure industries. The Emmett facility derives its feldspathic sand ore from the Idaho Group.  The deposit is mined in multiple benches.  The Emmett plant meets or exceeds all industrial customer specifications.

Gore, Virginia.  We acquired our Gore facility in 1972 from Virginia Glass Sand.  The facility is located in Gore, Frederick County, Virginia, approximately 12 miles west of Winchester, Virginia.  The site consists of approximately 1,100 combined acres of owned and leased real property and utilizes propane and electricity to process sand.  The facility’s mineral reserves are secured by a lease that expires in 2033.  Annual capacity at the Gore facility is approximately 750,000 tons of sand and the average utilization rate over the past three years was 85%.  The total net book value of the Gore facility’s real property and fixed assets was $6.0 million at December 31, 2018.  Processed material is shipped via truck or rail.  Our railroad, Winchester and Western, transports rail deliveries from Gore.

Mining operations consist of two open-pit quarries where sandstone ore is mined and transported to the facility via haul trucks.  Mine operations are completed on a year-round basis.  The material is crushed, ground, sized, floated, dried, screened, and sold for flat glass, container glass, grouts, foundries, and insulation.  Byproducts are used on golf courses, horse farms and at cement plants.

The facility derives its silica sand ore from the Oriskany Sandstone.  The consolidated sandstone section occurs within two limbs of an anticlinal structure trending across the property.  Mining is occurring on the Cove Ridge (northwest limb) and the South Quarry (southeast limb) sections of the deposit.  Overburden shale and poor-quality sandstone are selectively removed as part of stripping operations to uncover the targeted economic portion of the sandstone section.  Stripping operations are performed by regional excavation contractors. Mining is conducted in multiple benches on each limb to optimize ore blending capabilities.  The primary key quality parameters controlling mine sequence development are: (i) the percentage of iron oxide to support glass product production; and (ii) the percentage of +40 mesh agglomerated sand clusters remaining after crushing.

Guion, Arkansas.  We acquired our Guion facility from Silica Products in 1988.  The facility has been in operation since 1917. It is located in Guion, Izard County, Arkansas, approximately 95 miles west of Jonesboro, Arkansas and is accessible via County Highway 58 off County Highway 9 via U.S. Interstate Highway 40.  The property consists of approximately 3,000 acres of owned real property and 300 acres of leased property (the lease is perpetual as long as we are transporting over it, mining it, sand is being shipped from our mill, and we are paying the royalty).  The site utilizes natural gas and electricity to process sand.  The Guion facility utilizes approximately 6,900 linear feet of rail, including 4,500 linear feet for raw sand and 2,400 linear feet for a resin-coated sand product.  Annual capacity is approximately 1.2 million tons of sand and approximately 180,000 tons of resin-coated sand.  The average utilization rate over the past three years was 87%.  The total net book value of the Guion facility’s real property and fixed assets was $66.4 million at December 31, 2018.  Processed material is shipped via truck or rail using the Missouri Northern Arkansas railroad connecting with the Union Pacific railroad.

The sand reserve is mined from the St. Peter Sandstone.  Covia utilizes both open-pit and underground mining, with the reserves located at depths of up to 200 feet.  The underground mine utilizes a “room-and-pillar” mining method with both horizontal and vertical blasting.  The facility utilizes multiple stages of crushing and washing to produce materials that meet API standards for proppant products as well as glass and foundry sand products.  Mining operations are completed on a year-round basis.

The Guion facility has an integrated resin coating sand facility that can receive materials from the adjacent Guion silica sand facility or substrate from our other facilities.  The resin coating facility has two processing lines, each with the capacity to coat 180 million pounds, or 90,000 tons, per year of substrate.  The facility has the flexibility to coat various substrates using novolac or resole technology.

The silica sand product contains a minimum silica content of 99% and meets API standards for proppant applications.  The sandstone section is mined in both open-pit and underground mining operations with approximately 40% of the facility feed derived from the open-pit operation and approximately 60% from the underground mine.  The deposit typically contains varying degrees of calcite cementation in the upper part of the section and increased silica cementation in the lower part of the section.  The ore control process is optimized by blending feed from multiple underground workings and from the open pit.  The primary key quality parameter controlling mine sequence development is the percentage of the -40/+70 mesh sand fraction.

Hephzibah, Georgia.  We acquired our Hephzibah facility in 2000 from Albion Kaolin Company.  The facility is located in Hephzibah, Richmond County, Georgia and consists of over 1,700 acres of owned and leased real property.  The mineral reserves at the Hephzibah facility not owned by us are secured under a mineral leases that expires in 2022.  The facility is located approximately 15 miles southwest of Augusta and is accessible via State Highway 88.  It utilizes methane, natural gas, and electricity in its production processes.  Annual capacity is approximately 236,000 tons and the average utilization rate over the past three years was 94%.  The total net book value of the Hephzibah facility’s real property and fixed assets was $4.4 million at December 31, 2018.  Finished material is shipped via truck and via rail using the Norfolk Southern railroad with approximately 6,400 linear feet of rail.

The Hephzibah property also produces construction grade sand which is mined, processed, and marketed by a regional materials contractor.  This sand is produced from the overburden above the clay.  Production of this material reduces the volume of overburden removal that the plant must perform to access the clay.

The Hephzibah facility utilizes open-pit mining methods to feed the facility.  Overburden removal, and clay mining are both performed by a regional excavating contractor, who specializes in kaolin.  After mining, the material is then shredded and sent to one of two processing lines or fed directly in a continuous blunger for producing slurry products.  One of the processing lines produces materials primarily for ceramics utilizing deagglomerating systems with classifiers.  The second system utilizes milling and classifying circuits to produce materials for the fiberglass industry.  The final product is shipped via bulk truck and rail or via Intermediate Bulk Containers (“IBCs”).

The Hephzibah facility derives its kaolin clay ore from the Buffalo Creek Formation.  At the Hephzibah operation the mineable clay ranges in thickness from 0-24 feet.  The clay ore section is subdivided into three mining units (Form, Sperse and Bond) to facilitate blending to formulate the facility’s ceramic and fiberglass grade products.  The primary key quality parameters controlling mine sequence development are: (i) the percentage of +325 mesh “grit” fraction; (ii) the percentage of product iron oxide; (iii) the percentage of product titanium oxide; and (iv) the specific surface area (“SSA”) of the clay product.

Huntingburg, Indiana.  We acquired the Huntingburg facility in 1999 from United Clays, but the facility has been in operation since 1981.  The facility is located in Huntingburg, Dubois County, Indiana, approximately 40 miles east of Evansville, Indiana, and is accessible via State Highway 231 North to State Highway 64 West from U.S. Interstate Highway 64.  The site consists of 10.3 acres of owned real property and utilizes natural gas and electricity to process calcium carbonate and clays.  Annual capacity at the Huntingburg facility is approximately 79,000 tons of processed calcium and clay minerals and the average utilization rate over the past three years was 34%.  The total net book value of the Huntingburg facility’s real property and fixed assets was $0.2 million at December 31, 2018.  Processed material is shipped via truck in bulk or bagged quantities.

The mine is an open-pit operation where two Indiana Fire Clays are mined.  The mine is located approximately 6 miles from the plant site.  The mining process is campaigned annually, where a large stockpile of the clays is staged. The clays are transported to the plant processing facility throughout the year.  The clays are shredded, ground, dried and packaged for brick, chemical stoneware, ceramics, sealants, rubber, and other commercial and industrial applications.  The calcium carbonate is purchased from a third party and is ground, dried, packaged for rubber, anti-stick, ceramic glaze and other commercial and industrial applications.

The Huntingburg facility derives its fire clay ore primarily from the Brazil Formation.  The clay ore section is derived from “underclays” associated with overlying organic-rich coal and lignite seams.  Overburden shale and limestone are selectively removed to expose the target economic portion of the ball clay section.  The primary clay ore unit is termed “WT” or white clay.  Within the overburden section, a second clay seam, termed “RD” or red clay, is mined as a byproduct to WT clay production.  The extent of overburden stripping is controlled by the thickness of consolidated limestone occurring within the section.  The key quality parameters defining clay ore quality and controlling mine sequence development are: (i) the percentage of iron oxide; (ii) the percentage of carbon; and (iii) the percentage of sulfur.

Jaltipan, Veracruz, Mexico.  The Jaltipan facility was constructed in 1955 and was acquired by us in 1997 from Vitro.  The facility is located at Jaltipan, Veracruz State, Mexico and is approximately 19 miles southwest from the Minatitlan City airport.  The Jaltipan facility utilizes natural gas and electricity to process sand.  Its annual capacity is approximately 1.291 million short tons and the average utilization rate over the past three years was 80%.  The total net book value of the Jaltipan facility’s real property and fixed assets was $21.8 million at December 31, 2018.  The processed material is shipped via truck and rail using Ferrocarril del Sureste, commonly known as Ferrosur.  The Jaltipan facility ships directly to the glass and foundry industries in central Mexico via trucks and the Ferromex railway.

The Jaltipan facility extracts silica sand ore in an open-pit operation from the Filisola Formation.  The unconsolidated sand section is mined in multiple benches to produce glass and foundry sand products.  The primary key quality parameters controlling mine sequence development are: (i) the percentage of product iron oxide and (ii) the percentage of total -140 mesh fine waste.

We utilize excavators and trucks in an open-pit environment to produce feed for the Jaltipan facility.  The mine operation requires the extraction of interburden plastic clays as waste material that are disposed in dumps or employed in the construction of pond dikes.  The mine also needs an effective dewatering operation because the water table is as shallow as 66 feet above sea level.  The mining operation is carried out between minus 16 feet to 100 feet above sea level.  The material is preprocessed on a pre-washing stage with mud hog, screening and dewatering processes.  The preprocessed material is pumped via slurry pumping for 1.6 miles to the Jaltipan facility.  The final processes applied at the Jaltipan facility are hydraulic sizing, flotation, drying and magnetic separation.

A portion of beneficiated dry sand from the Jaltipan facility is shipped via trucks to our Tlaxcala facility, which produces glass fiber grade product.  Tlaxcala utilizes grinding and high efficiency classifier processes.  The Tlaxcala facility ships its product to customers in glass and foundry industries in central Mexico via trucks.

Junction City, Georgia.  We acquired our Junction City location from the Morie Company in 1996.  The facility is located in Mauk, Marion County, Georgia and consists of leased real property.  The mineral reserves are secured by a lease that expires in 2033, which Unimin has the option to extend through 2053.  The facility is approximately 50 miles east of Columbus, Georgia and accessible via State Highway 90.  Annual capacity at the Junction City facility is approximately 887,000 tons and the average utilization rate over the past three years was 65%.  The total net book value of the Junction City facility’s real property and fixed assets was $10.1 million at December 31, 2018.  Finished product is shipped via truck and via rail using the CSX railroad.  The Junction City facility uses approximately 3,000 linear feet of rail.  The facility utilizes natural gas and electricity to process sand.

The Junction City facility receives ore from open-pit hydraulic mining systems.  It produces low iron and ultra-low iron sand products as well as coarse products.  The low iron process involves washing the materials and classifying them into glass grade and industrial grades.  Materials are sent to drainage areas to reduce moisture prior to being fed to the drying and screening circuit.  The ultra-low iron products utilize the washing process as well as a beneficiation process to lower finished product iron values.  Product from the beneficiation process is stored in a covered storage area to maintain quality control prior to being fed to the drying and screening circuit.  End products are shipped via bulk rail, truck, IBCs and bags.

The operations at the Junction City facility have recently undergone a capital investment to upgrade the water conservation circuit that will allow increased operating time for the washing and beneficiation circuits.  The facility currently services the glass, ceramics, concrete, industrial, and fiberglass industries.

The Junction City facility derives its silica sand ore from the Cusseta–Blufftown Sands.  The sand section is mined in a single bench.  The primary key quality parameters controlling mine sequence development are: (i) the percentage of product iron oxide; and (ii) the percentage of retained product +40 mesh sand fraction.

Kasota, Minnesota.  We completed initial greenfield construction of our Kasota site in 1982.  The facility is located in Kasota, Le Sueur County, Minnesota, approximately 75 miles southwest of Minneapolis.  It consists of approximately 3,700 acres of owned real property and is accessible by using major highways, including U.S. Interstate 35.  The site utilizes natural gas and electricity to process sand.  The site has grown through two capacity expansions, one in 2009, when 1.2 million tons of capacity per year was added to produce all grades of API grade silica sand proppant, and another in 2014, when 800,000 tons per year were added to produce 40/70 and 100 mesh grade silica sand proppants.  Currently, annual capacity of the Kasota facility is approximately 3.0 million tons per year and the average utilization rate over the past three years was 70%.  The total net book value of the Kasota facility’s real property and fixed assets was $129.0 million at December 31, 2018.  Processed material is shipped via rail using the Union Pacific railroad.  The Kasota facility is unit train capable and utilizes approximately 25,000 linear feet of rail.

The sand reserve mined from the open-pit mine is from the Jordan Sandstone.  Dolomite cap rock ranging from 0-30 feet in thickness is removed to expose the silica reserves.  The open-pit operations require drilling and blasting to fragment the sandstone.  The facility is a load and carry operation with wheel loaders feeding conveyors to the in-pit crushing system.  The mining operations occur on a year-round basis.  The silica sand is processed via multiple steps of crushing and then is wet sized, dried, and screened.

The silica sand product contains a minimum silica content of 99% and meets API standards for proppant applications.  The sandstone section is mined in two benches to optimize production of frac sand products.  The upper bench ore is medium to coarse grained and the underlying bench is largely fine to medium grained.  Mine production has been augmented with the extraction of medium to fine grained sand previously disposed of in the facility’s tailings cells.

Kermit, Texas.  Our Kermit, Texas reserves are located eight miles east of Kermit, Winkler County, Texas and consists of approximately 3,250 acres of leased property. The Kermit deposit was a greenfield discovery in 2017.  The location is accessible via Highway 115 with access to the Delaware and Midland basins.  The facility mines sand through the excavation method and uses natural gas and electricity to process sand.  The sand will be transported by slurry to the processing plant where it will be washed, screened, and dried.  The finished product will be shipped via truck.  The plant began commercial production in mid-2018.  The mining capacity is approximately 3.0 million tons with a 2018 utilization at 15% of annual capacity due commencing operations in the third quarter of 2018.  The total net book value of the Kermit facility’s real property and fixed assets was $223.6 million at December 31, 2018.  The Kermit facility derives its raw feed from Quaternary eolian sand dunes.  The deposit is open-pit mined for frac sand and meets or exceeds all customer API specifications.

Maiden Rock, Wisconsin.  Our Maiden Rock, Wisconsin facility is located in Maiden Rock, Pierce County, Wisconsin and consists of owned and leased real property.  The mineral reserves at the Maiden Rock facility are secured under mineral leases that, with the exercise of renewal options, expire between 2021 and 2046.  The facility is within the Village and Township of Maiden Rock along State Highway 35.  The Maiden Rock facility utilizes natural gas and electricity to process sand.  Maiden Rock produces from an underground mine utilizing a “room-and-pillar” mining method which includes horizontal drilling and blasting.  The reserves are located at a maximum depth of 230 feet.  After blasting, the sand is removed from the face of the tunnels with a front-end-loader and deposited into a hopper where it is combined with water to form a slurry.  The slurry is pumped to the surface wash plant to be hydraulically sized and sent to the plant where it is dried and screened.

The Maiden Rock facility and its predecessors have operated since the 1920s.  We acquired a 50% equity interest in the facility from Wisconsin Industrial Sand in 1997 and acquired the remaining equity interest in 1999.  The washing and drying operations at the Maiden Rock facility were upgraded in 2012 in conjunction with a significant capacity increase.  Processed sand is shipped from the Maiden Rock facility via truck or rail on the Burlington Northern Santa Fe (“BNSF”) Railway.  The Maiden Rock facility has a rail loadout facility that has approximately 5,000 linear feet of rail. This plant is unit train capable utilizing the new unit train railyard, approximately 16,000 linear feet at the Hager City facility.

The sand reserve mined from the underground mine at the Maiden Rock facility is the Jordan Sandstone.  The Maiden Rock facility produces high purity, round grain silica that meets API requirements for proppant application. The mining capacity is approximately 1.3 million tons per year and the average utilization rate over the past three years was 43%.  The total net book value of the Maiden Rock facility’s real property and fixed assets was $29.2 million at December 31, 2018.  The sandstone deposit at this facility is a high purity, round grain sand with a minimum silica content of 99%, which meets API requirements for proppant application.  The controlling attributes are turbidity, acid solubility, and grain size.  The deposit tends to exhibit a coarser grain size distribution near the top of the deposit.  Grain size distribution is maintained through control of mine horizon.  Turbidity and acid solubility are controlled though the use of hydrosizers during wet processing.

Marston, North Carolina.  We acquired our Marston operation in 1983 from Carolina Silica.  The facility is located in Marston, Richmond County, North Carolina and consists of over 2,400 acres of owned and leased real property.  The Marston facility is approximately 50 miles west of Fayetteville, NC and is accessible via U.S. Highway 1.  Annual capacity at Marston is approximately 1.1 million tons and the average utilization rate over the past three years was 84%.  The total net book value of the Marston facility’s real property and fixed assets was $8.0 million at December 31, 2018.

Processed material is shipped via bulk truck or by bulk rail using the CSX railroad.  The facility operations consist of washing, beneficiation, drying, screening, grinding, and classifying processes to make finished product servicing the concrete, ceramic, industrial, glass, fiberglass, foundry and sport and leisure industries.  Marston derives its silica sand ore from the Pinehurst Sand.  The sand section primarily is mined in a single bench.  Open-pit mining is conducted using loaders to excavate sand from the unconsolidated above water mining face.

McIntyre, Georgia.  We acquired our McIntyre facility in 2000 from Albion Kaolin, but the facility has been in continuous operation since the early 1900s.  The facility is located in McIntyre, Wilkinson County, Georgia, and consists of approximately 2,100 acres of owned and leased real property and mineral rights.  The reserves are secured by lease agreements that expire between 2021 and 2036.  The facility is approximately 30 miles east of Macon, Georgia and 20 miles south of Milledgeville, Georgia, and is accessible via U.S. Highway 441.  The site utilizes natural gas and electricity to process kaolin clay.  Annual capacity at the McIntyre facility is approximately 238,000 tons and the average utilization rate over the past three years was 51%.  The total net book value of the McIntyre facility’s real property and fixed assets was $8.7 million at December 31, 2018.  Processed material is shipped in bulk or bag via truck. Shipment by rail is also available via the Norfolk Southern railroad.

The kaolin clay reserves are mined from multiple open-pits within a 35-mile radius of McIntyre.  Overburden ranges from 50 to 120 feet with clay seams ranging between 15 and 40 feet.  Crude clay is delivered to a covered crude shed at the plant via dump trucks on a year-round basis.  The milling operation is fed from the crude shed via front-end loaders.  Crude clay is processed via drying and milling/classifying equipment into a minus 325-mesh powder and stored in concrete silos until bagged or loaded into bulk trucks or railcars for shipment.

The McIntyre facility derives its kaolin clay ore from the Huber Formation.  The operation extracts its ore feed from multiple mining pits.  The clay is subsequently blended to formulate the plant’s fiberglass, ceramic and functional filler products.  Mining is completed by a third-party contractor working under an established mining supply agreement.  The primary key quality parameters controlling mine sequence development are: (i) GEB Brightness; (ii) the percentage of Residue (+325 mesh); (iii) SSA; (iv) the percentage of clay passing 2 micron particle size; and (v) the percentage of iron oxide.

Menomonie, Wisconsin.  Our Menomonie, Wisconsin facility is located in Menomonie, Dunn County, Wisconsin and consists primarily of leased real property.  The mineral reserves at our Menomonie facility are secured under mineral subleases that expire in 2044.  We constructed the Menomonie facility in 2007 approximately two miles east of Menomonie and it is accessible via US Highway 12 / State Highway 16.  The Menomonie facility utilizes natural gas and electricity to process sand.  Mining methods include the mechanical removal of glacial overburden followed by drilling, blasting, and mechanical mining.  Mined sand is processed and shipped by truck or rail.  A remote transload facility adjacent to the Union Pacific (“UP”) Railroad is located approximately one mile north of the site.

The sand reserve mined from the open-pit at the Menomonie facility is derived from the Wonewoc Sandstone.  The ore deposit at the Menomonie facility is a high purity, round grain sand with a minimum silica content of 99%, which meets API requirements for proppant applications.  Both hydraulic fracturing sand proppants and industrial sands for glass manufacturing are produced by the operation.  In 2018, a total of 230,000 net tons of proppant sand and 167,000 net tons of industrial sand were shipped.  The three year average utilization rate is 46% based on an operational capacity of approximately 750,000 net tons per year.  The total net book value of the Menomonie facility’s real property and fixed assets was $13.3 million at December 31, 2018.  The controlling attributes are grain size, iron oxide, and turbidity.  Maximum average full face iron content is 0.080%.  The deposit tends to exhibit a coarser grain size distribution in top half of deposit.  Turbidity is controlled though the use of attrition scrubbers during wet processing.  Iron is controlled during processing through the use of magnetic separators.

Nephton, Ontario, Canada.  We acquired our Nephton and Blue Mountain facilities in 1990 from Indusmin LTD.  The facilities are located in Havelock-Belmont-Methuen Township in central-eastern Ontario, Canada.  They are located approximately 60 kilometers north of Peterborough and consist of over 4,300 acres of leased real property.  These facilities use propane and electricity to process nepheline syenite.  Annual capacity at the Nephton and Blue Mountain facilities is approximately 1.1 million tons and the average utilization rate over the past three years was 62%.  The total net book value of the Nephton facility’s real property and fixed assets was $69.5 million at December 31, 2018.  The facilities have over 30,000 linear feet of rail.  Processed material is shipped via truck and rail using the Canadian Pacific railroad.

The facilities derive nepheline syenite ore from igneous intrusives metamorphosed during the Grenville Orogeny. The nepheline syenite ore section is open-pit mined in multiple benches to optimize blending capabilities and to allow for the more efficient removal of inner burden waste.  Deposit definition employs both core and more tightly spaced percussion drilling to provide adequate grade control information to support the facility’s mining operations.  The primary key quality parameters controlling mine sequence development are: (i) the percentage of iron oxide; (ii) the percentage of aluminum oxide; (iii) the percentage of sodium oxide; and (iv) the percentage of calcium oxide.

We utilize drill and blast processes in an open-pit environment to produce feed for the facility.  Material is transported from the mine to the facility utilizing rigid frame haul trucks.  The material is sent through drying, crushing, screening and beneficiation steps for producing products for the glass and ceramics industries and feed for grinding operations.  Grinding operations for the coatings and polymers industries utilizes high efficiency classifiers for producing products that have distinct size distributions meeting customer requirements.  Products are packaged in gravity and positive displacement railcars, bulk pneumatic trucks, IBCs and bags.  The facility services customers in the abrasives, cement, ceramic, industrial, glass, fiberglass, coatings and polymer industries.

Beneficiated dry sand material from nepheline syenite operations in Nephton is shipped to our Tamms and Troy Grove facilities in Illinois for further processing.  The Tamms facility receives nepheline syenite for grinding in circuits specifically designed for supplying the polymer industry.  The facility utilizes grid electricity and finished material is packaged in IBCs and bags.  The Troy Grove facility receives nepheline syenite for grinding in a dedicated circuit designed for supplying the coatings industry.  The material is only produced for bulk customers.  In order to produce products for the coatings industry at the Troy Grove facility, Covia installed a high efficiency classifier at the facility in order to produce products that have the necessary particle size distribution for coatings.  The Troy Grove facility utilizes grid electricity.

Oregon, Illinois.  We acquired our Oregon facility in 1983 from Martin Marietta.  The facility is located in Oregon, Ogle County, Illinois and consists of owned real property.  It is located approximately 30 miles southwest of Rockford and is accessible via State Highway 2.  The Oregon facility utilizes natural gas and electricity to process sand.

Annual capacity at the Oregon facility is approximately 1.7 million tons and the average utilization rate over the past three years was 70%.  The total net book value of the Oregon facility’s real property and fixed assets was $15.7 million at December 31, 2018.  Processed sand is shipped via truck or rail.  The Oregon facility has unit train capabilities using the BNSF Railway and over 15,000 linear feet of rail.

We utilize drill and blast processes in an open-pit environment to produce feed for the facility. In-pit crushing, screening and secondary crushing are utilized to generate hydraulic classifier feed.  The crushing and hydraulic classification operations are seasonal and large stockpiles are created to feed the facility during winter months.  From the classified material piles, the facility utilizes drying and screening operations to produce frac, foundry, glass and construction products.  Products are shipped via bulk rail, bulk truck, via IBCs and bags.  Over the last five years, we have invested in projects to increase frac sand capacity at the Oregon facility as well as its reserve base.

The Oregon facility derives its silica sand ore from the St. Peter Sandstone.  The silica sand product contains a minimum silica content of 99% and meets API standards for proppant applications.  The sandstone section is mined in two benches to optimize blending capabilities to support the production of glass and frac sand products.   Occurrences of iron oxide in the deposit tend to be higher in the lower mining bench.  The primary key quality parameters controlling mine sequence development are: (i) the percentage of iron oxide, aluminum oxide and magnesium oxide to support glass grade product production; and (ii) the percentage of retained product 140 mesh sand fraction.

Ottawa, Minnesota.  We acquired our Ottawa location in 1971 from Gopher State Silica and in 1978 completed brownfield construction of its current Ottawa facility.  The facility is located in Le Sueur, Le Sueur County, Minnesota, approximately 65 miles southwest of Minneapolis.  It consists of approximately 2,650 acres of owned real property and is accessible by using major highways, including U.S. Interstate 169.  The facility uses natural gas and electricity to process sand.  Processed material is shipped via rail using the Union Pacific railroad utilizing the site’s 10,000 linear feet of rail.  Currently, annual capacity is approximately 800,000 tons and the average utilization rate over the past three years was 71%.  The total net book value of the Ottawa facility’s real property and fixed assets was $54.7 million at December 31, 2018.

The sand reserve mined from the open-pit mine is from the Jordan Sandstone.  The mine has overburden ranging from 10 to 100 feet that needs to be removed to access the silica sand reserves.  The facility is a load and carry operation with wheel loaders feeding conveyors to the in-pit crushing system.  The mining operations are completed on a year-round basis.  The silica sand is processed via multiple steps of crushing and then is dried and screened to produce API grade silica sand proppant, glass sand, foundry sand and products for the construction industry.

The silica sand product contains a minimum silica content of 99% and meets API standards for proppant applications.  The sandstone section is mined in two benches to optimize production of glass, foundry and frac sand products.  The upper bench ore is medium to coarse grained and the underlying bench is largely fine to medium grained.  The primary key quality parameters controlling mine sequence development are: (i) the percentage of iron oxide; (ii) the percentage of aluminum oxide; and (iii) the percentage of -40/+140 mesh sand fraction distribution.  Mine production recently has been augmented with the extraction of sand previously disposed of in the facility’s tailings cells.

Pevely, Missouri.  We acquired the Pevely facility from Bussen Quarries and the Masters Brothers Silica Sand Co in 1991.  The Pevely facility is located in Pevely, Jefferson County, Missouri and consists of entirely owned real property.  It is located approximately 30 miles southwest of St. Louis and is accessible via U.S. Interstate Highway 55.  The Pevely facility utilizes natural gas, propane and electricity to process sand.  The facility’s capacity is approximately 627,000 tons annually and the average utilization rate over the past three years was 71%.  The total net book value of the Pevely facility’s real property and fixed assets was $16.7 million at December 31, 2018.  We ship processed sand via truck, and barge and railcars on the Union Pacific railroad utilizing a local third party transloading facility.

We utilize drill and blast processes in an open-pit environment to produce feed for the facility.  Mining operations are performed year-round.  Overburden removal to access sandstone is typically performed under contract by a regional excavating contractor. Crushing, screening, deagglomeration, dewatering, drying and screening are utilized to produce final products.  During the last five years, the Pevely facility has undergone a frac sand expansion and a crushing upgrade as well as an extension of the reserve base.  The Pevely facility services the concrete, glass, foundry, frac sand and ceramics industries.

The Pevely facility derives its silica sand ore from the St. Peter Sandstone and mines from a single bench.   The silica sand product contains a minimum silica content of 99% and meets API standards for proppant applications.  The primary key quality parameters controlling mine sequence development are the percentages of calcium oxide, iron oxide, and acid demand value (“ADV”) to support glass and foundry product production.

Portage, Wisconsin.  We acquired the Portage facility from Martin Marietta in 1983.  The facility is located in Pardeeville, Columbia County, Wisconsin and consists of owned real property.  It is located approximately 30 miles north of Madison and is accessible via State Highway 51.  The facility utilizes natural gas, propane and electricity to process sand.  The facility’s capacity is approximately 660,000 tons annually and the average utilization rate over the past three years was 63%.  The total net book value of the Portage facility’s real property and fixed assets was $3.7 million at December 31, 2018.  The facility utilizes approximately 3,500 linear feet of rail.  Processed material is shipped via truck and rail using the Canadian Pacific railroad.

Mining at the Portage facility is completed on a seasonal basis.  Material from the open-pit dredging operation is hydraulically transported to the facility.  The facility creates a large stockpile for operations to utilize during the winter months.  The facility utilizes wet screening and classifying circuits to prepare material for its drying and screening operations.  During the last eight years, Covia has replaced the dredge at the Portage facility and completed upgrades to the drying, screening and packaging circuits.  The facility produces products for the concrete, glass, foundry and frac sand industries.  Materials are packaged in bulk rail, bulk truck, IBCs and bags.

The Portage facility derives its silica sand ore from the Wonewoc Sandstone.  The silica sand product contains a minimum silica content of 99% and meets API standards for proppant applications.  The sandstone is mined by dredge.  The primary below-water dredge mining process is augmented by sand feed derived from the above water sandstone section.  Dozers are used to rip and push above-water sandstone into the dredge pond for follow-on extraction.  The primary key quality parameters controlling mine sequence development are (i) the percentage of iron oxide, aluminum oxide, and calcium oxide to support glass product production; (ii) the percentage of total -140 mesh fines; and (iii) deposit -20/+140 mesh fraction sieve distributions and associated grain fineness (“GFN”) numbers.

Roff, Oklahoma.  We acquired our Roff facility in 1980 from Mid Continent Glass Co.  The facility is located in Roff, Pontotoc County, Oklahoma and consists of over 3,200 acres of owned real property.  It is located approximately 90 miles south of Oklahoma City and is accessible via U.S. Interstate Highway 35.  The Roff facility utilizes natural gas and electricity to process sand and has an annual capacity of approximately 1.2 million tons.  The average utilization rate over the past three years was 82%.  The total net book value of the Roff facility’s real property and fixed assets was $23.9 million at December 31, 2018.  The facility has approximately 5,000 linear feet of rail.  Processed sand is shipped via truck and rail via the BNSF Railway.

The open-pit operations at the Roff facility utilize some surface equipment to transport material to a hydraulic mining and screening system for feed to the facility.  The facility hydraulically transports the material to the plant for further wet screening, beneficiation, drying and final product screening.  The facility produces material for the frac, glass, foundry and fiberglass industries.  Products are only shipped in bulk containers via truck and or rail. Over the last five years, Covia has invested in infrastructure improvements (rail) at the Roff facility, production capacity for frac and glass and land acquisitions to improve the resource base.

The Roff facility derives its silica sand ore from the Oil Creek Formation.  As a local facility, the Roff facility has a built-in cost advantage against sand that is shipped in from outside the basin.  The silica sand product contains a minimum silica content of 99% and meets API standards for proppant applications.  The sandstone section is mined in multiple benches to optimize blending capabilities and allow for more efficient removal of inner burden waste.  The sandstone ore sections are commonly associated with fault structures that necessitate infill drilling to adequately delineate ore and waste boundaries and support pit design development.

The primary key quality parameters controlling mine sequence development are: (i) the percentage of -40/+70 mesh sand fraction; and (ii) the percentage of iron oxide, aluminum oxide and calcium oxide to support glass product production.

San Juan, Veracruz, Mexico.  The San Juan facility was acquired in 2003 from Silices San Juan, whose initial business was the extraction of gravel.  The plant process and capacity were improved to produce glass sand for the float glass, and to a lesser extent for foundry and construction.  The facility is in the San Juan Evangelista County, Veracruz, Mexico, and consists of 457 acres of owned real property.  It is approximately 49 miles from the international airport of Minatitlán, Veracruz, and is accessible by the road 145 Tierra Blanca–Sayula de Alemán.  The San Juan facility uses electricity to process sand and has an annual capacity of approximately 320,000 short tons.  The average utilization rate over the past three years was 58%.  The total net book value of the San Juan facility’s real property and fixed assets was $2.4 million at December 31, 2018.  The processed material is shipped via trucks in bulk to customers.

The mine operation uses excavators and trucks in an open-pit environment to generate feed for the San Juan facility.  The mine overburden is formed by soil, clays and gravels which are disposed of or used in the construction of dams for tailings ponds. The ore body transitions in depth from coarse to medium grain sand.  The processes that are used at San Juan are screening, hydro sizing, washing, separation by gravity (spiral) and hydrocyclone classification.  The final product is damp sand.

The operation of the mine in San Juan extracts silica sand from Filisola formation of the upper Miocene.  The non-consolidated sand section is mined in multiple benches to provide the product mix for glass and foundry sand products.  The main key quality parameters which control the development of the mining sequence are: (i) the percentage of product iron oxide; (ii) the percentage of product aluminum oxide; and (iii) the percentage of product oxide of titanium. The specifications of the products also require controls of the coarse grains and fine material passing the 140 mesh.

Seiling, Oklahoma.  We completed greenfield construction of the Seiling facility in 2019.  The facility is located 10 miles west of Canton, Dewey County, Oklahoma and consists of owned real property.  It is approximately 11 miles southeast of Seiling and is accessible via State Highway 51.  The Seiling facility utilizes natural gas to process.  Annual capacity at the Seiling facility is approximately 2,000,000 tons.  The total net book value of the Seiling facility’s real property and fixed assets was $177.3 million at December 31, 2018.

Mining operations consist of an open-pit where sand is mined and transported to the facility stockpile via haul trucks.  Stockpiled sand is fed into a hopper where water is added to produce a slurry for transport into the plant.  A small volume of sand and organic material is removed as stripping to reduce root contamination.  Mine operations are completed on a year-round basis.

The Seiling facility derives its frac sand ore from Quaternary aged eolian sand deposits. The silica sand product contains a minimum silica content of 90% and meets API standards for proppant applications.  The unconsolidated sandstone section is mined in a single bench to support production of frac sand products.  The primary key quality parameter controlling mine sequence development is the percentage of the -30/+140 mesh sand fraction.

St. Canut, Quebec, Canada.  We acquired the St. Canut facility in 1990 from Indusmin LTD.  The facility is located approximately 60 kilometers northwest of Montreal.  It is accessible via Quebec Route 158 and consists of owned real property.  The facility uses natural gas and electricity to process sand.  Annual capacity at the St. Canut facility is approximately 450,000 tons and the average utilization rate over the past three years was 45%.  The total net book value of the St. Canut facility’s real property and fixed assets was $1.7 million at December 31, 2018.

We use drill and blast processes in an open-pit environment to produce feed for the facility.  The material is sent through primary and secondary crushing to stockpiles for feeding to the drying system.  From the drying system, the sand material is sent through tertiary crushing, screening and beneficiation steps for producing products for the glass and construction industries.  Products are shipped via the Quebec Gatineau Railway with access to both the Canadian Pacific Railway and the Canadian National Railway and truck.  Product is packaged in bulk rail, bulk trucks, IBCs and bags.

The St. Canut facility derives its silica sand ore from the Cairnside Sandstone.  The sandstone is a high purity, with minimum silica content of 99.4% ideal for glass industries.  The sandstone section is mined in two benches to optimize blending capabilities to support production of glass and construction sand products.  Local elevated occurrences of high iron and calcium oxide bearing sandstone are present in the deposit, which requires adequate grade control monitoring and blending.  The primary key quality parameters controlling mine sequence development are: (i) the percentage of product iron oxide; (ii) the percentage of aluminum oxide; and (iii) the percentage of calcium oxide.

Troup, Texas.  We acquired the Troup facility in 1999 from United Clays.  The facility is located in Troup, Cherokee County, Texas and consists of over 2,600 acres of owned and leased real property.  The facility’s mineral reserves are secured by either leases that expire between 2019 and 2036 or by perpetual leases that remain valid for so long as annual minimum royalties are paid.  The Troup facility is located approximately 120 miles southeast of Dallas and is accessible via U.S. Interstate Highway 20.  The Troup facility utilizes natural gas and electricity to process ball clay.  Annual capacity at the Troup facility is approximately 400,000 tons and the average utilization rate over the past three years was 74%.  The total net book value of the Troup facility’s real property and fixed assets was $2.7 million at December 31, 2018.  The facility has approximately 3,200 linear feet of rail.  Processed material is shipped via truck and rail via the Union Pacific railroad.

The facility transports ore from the open-pit mining operations via over-the-road trucks.  Material is deposited in drying sheds for preparation for processing.  The material is shredded and placed in sheds for shipment or for feeding to the drying circuit for further processing.  The original Shredding and Dryer processes were constructed in 1986 with additional shredded clay and crude clay storage being added later.  The plant continues to use relay logic controls for all plant processes.  The plant maintains a fleet of 3 front end loaders to move clay through the shredding and loadout processes.  Additionally, the plant maintains two tracked excavators which are used to mine clay and miscellaneous ancillary mobile equipment to support mining and processing ball clay.

The Troup facility derives its ball clay ore from the Wilcox Formation.  We extract crude clay ore feed from multiple mining pits to optimize blending capabilities.  Crude clay grades are primarily delineated using water loss and loss on ignition testing (LOI).  These clay grades are subsequently mined and blended to formulate the facility’s ceramic clay products.  The primary key quality parameters controlling mine sequence development are: (i) the percentage of loss on ignition (LOI); (ii) the percentage of carbon; (iii) the percentage of clay shrinkage; and (iv) the percentage of sulfur.

Tunnel City, Wisconsin.  We completed greenfield construction of our Tunnel City facility in 2014.  The facility is located in Tomah, Monroe County, Wisconsin, approximately 45 miles east of La Crosse.  It consists of over 2,000 acres of owned real property and is accessible by using major highways, including U.S. Interstate 90.  The facility utilizes natural gas, propane and electricity to process sand.  Processed material is shipped via rail using the Canadian Pacific railroad.  The Tunnel City facility is unit train capable with over 42,000 linear feet of rail.  Annual capacity is approximately 3.2 million tons per year and the average utilization rate over the past three years was 70%.  The total net book value of the Tunnel City facility’s real property and fixed assets was $133.3 million at December 31, 2018.

The sand reserve is mined from the open-pit mine with ripping and dozing to feed the crushing facility.  The mine operations are completed on a year-round basis.  The silica sand is processed via two steps of crushing and is then wet sized, dried and screened to produce API grade silica sand proppants.  The Tunnel City facility is the most modern proppant facility among all of our facilities.  It utilizes “advanced technologies” to minimize water and energy consumption, implemented process and design controls to help minimize impacts to the surrounding environment and is working to re-establish pine barren habitat, oak savannah habitat and native prairie plants to the landscape.  Through its Tunnel City facility, Covia is also a Wisconsin DNR Habitat Conservation Partner for the Karner Blue Butterfly and is helping to re-establish a bat hibernaculum as a partner in the Wisconsin DNR’s Bat Habitat Program.

The sand reserve mined from the open-pit is the Ironton and Galesville members of the Wonewoc Sandstone.  The silica sand product contains a minimum silica content of 99% and meets API standards for proppant applications.  The sandstone section is mined in two benches to optimize production of frac sand products.  The upper bench derives sand feed primarily from the medium to coarse to fine grained sandstone section (Ironton–upper Galesville) and the underlying bench is comprised largely of medium to fine grained sandstone (Galesville).  The primary key quality parameters controlling mine sequence development are: (i) the percentage of -20/+40 mesh sand fraction; (ii) the percentage of -40/+70 mesh sand fraction; and (iii) the percentage of silt and clay fraction to support optimizing filter press plant waste disposal operations.

Tuscaloosa, Alabama.  We acquired our Tuscaloosa facility in 1996 from the Morie Company.  The facility was originally opened in 1968 by Hardy Sand and has been in continuous operation ever since.  It is located on the southern side of the city of Tuscaloosa in Tuscaloosa County off Highway 69 and consists of approximately 350 acres of leased real property.  The mineral reserves at Tuscaloosa are secured under mineral leases that expire between 2020 and 2035.  Annual capacity is approximately 270,000 tons and the average utilization rate over the past three years was 36%.  The total net book value of the Tuscaloosa facility’s real property and fixed assets was $1.9 million at December 31, 2018.

Materials produced at Tuscaloosa are sold both dry and damp and are shipped via truck.  The mine is a dredging operation where gravel, silica sand and clay is dredged.  The dredge then pumps the mixture to the plant where the gravel is scalped off and sand is passed through a classifier, dried and placed into silos for load out.  Damp sand is sold from the stockpiles.  The Tuscaloosa facility derives its industrial sand ore from the Cottondale Formation.   Oversize gravel is also sold as a byproduct as market demands warrant

Utica, Illinois.  We acquired our Utica operation in 1980 from Bellrose Silica.  The facility is located in Utica, La Salle County, Illinois and consists of over 2,800 acres of owned real property.  It is approximately 10 miles west of Ottawa and is accessible from Interstate 80 via Illinois State Highway 178.   The facility is unit train capable and has over 33,000 linear feet of rail.  Processed sand is shipped via truck and rail using the CSX railroad.  Product can also be shipped via barge at a transload facility within 10 miles of the Utica facility.  The facility’s mining operations are completed year-round in an open-pit environment to produce its plant feed.  There are three operating facilities on site that utilize the ore body (Utica 1, Utica 2 and Utica 3).

The facility’s total site capacity is approximately 2.3 million tons per year and the average utilization rate over the past three years was 73%.  The total net book value of the Utica facility’s real property and fixed assets was $212.8 million at December 31, 2018.  Utica derives its silica sand ore from the St. Peter Sandstone.  The silica sand product contains a minimum silica content of 99% and meets API standards for proppant applications.

Wedron, Illinois.  Our Wedron, Illinois facility is located in Wedron, LaSalle County, Illinois and consists of owned real property.  The facility, which is approximately 6 miles northeast of Ottawa, Illinois, is accessible via County Highway 21 off of State Highway 71 and State Highway 23.  The site utilizes natural gas and electricity to process sand.  Mining methods include mechanical removal of glacial overburden followed by drilling, blasting, and hydraulic mining.  Hydraulically mined sand is pumped to the wash plant to be hydraulically sized and sent to the dry plant where it is dried and screened.

Our Wedron facility and its predecessors have operated since 1890.  The washing and drying operations at our Wedron facility were upgraded in 2012, 2013, 2014, 2015 and 2016 in conjunction with significant capacity and reserve base increases.  Significant railyard expansions in 2014 and 2015 facilitated greater flexibility and provided for unit train capabilities.  Processed sand is shipped from the facility via truck or rail on the BNSF and CSX Railroads via the Illinois Railnet.  Our Wedron facility utilizes approximately 50,000 linear feet of rail.  A portion of the sand is transferred by conveyor or trucked from our Wedron facility and is coated at our Technisand Wedron and/or Troy Grove, Illinois resin-coating facilities.  The total net book value of the Wedron facility’s real property and fixed assets was $909.9 million at December 31, 2018.

The sand reserve mined from the open-pit mine at the Wedron facility is the St. Peter Sandstone formation.  The Wedron facility produces high purity, round grain silica sand that meets the API requirements for proppant application.  The Wedron facility production capacity is approximately 9.0 million tons per year.  The surface deposit at the Wedron facility is a high purity, round grain sand with a minimum silica content of 99%, which meets API requirements for proppant application.  The controlling attributes are iron and grain size.  Iron is concentrated near the surface, where orange iron staining is evident and also increases where the bottom contact becomes concentrated in iron pyrite.  Maximum average full face iron content is 0.020%.  The deposit tends to exhibit a coarser grain size distribution in the top half of the deposit.

Processing Facilities

Apodaca, Nuevo Leon, Mexico.  We acquired our Apodaca facility, then known as Molinos del Norte, from Quinsa Company in 2002.  The facility is in Apodaca County, Apodaca, Nuevo Leon and consists of owned real property.  The facility is 12 miles from Monterrey and is accessible via the Apodaca-Huinala road.  The main process at the facility is grinding and it utilizes electricity.  Annual capacity of the Apodaca facility is approximately 115,700 short tons and the average utilization rate over the past three years was 40%.  The total net book value of the Apodaca facility’s real property and fixed assets was $3.8 million at December 31, 2018.

The main product produced at the Apodaca facility is calcium carbonate which is ground from 45 to less than 5 microns.  Calcium carbonate is used as a functional filler in the ceramics as well as the coatings and polymers industries.  Materials needed for processing (white marble, talc and barite) are externally sourced and transported in via bulk truck and rail.  The products produced at the Apodaca facility are shipped via bulk truck or in 50-pound paper bags by truck.

Benito Juarez, Nuevo Leon, Mexico.  Greenfield construction of our Benito Juarez facility was completed in 2001.  This facility is in Benito Juarez County, Nuevo Leon and consists of owned real property.  The facility is located 17.5 miles east of Monterrey and is accessed via Monterrey-Reynosa highway 40.  The facility uses electricity to process its material and has an annual capacity of approximately 138,900 short tons.  The average utilization rate over the past three years was 88%.  The total net book value of the Benito Juarez facility’s real property and fixed assets was $1.7 million at December 31, 2018.

The Benito Juarez facility produces sodium feldspar, which is supplied to ceramics, sanitary-ware and tiles manufacturers who are in the same industrial area as the facility.  Feldspar for the facility is supplied from the Ahuazotepec facility via truck.  The Benito Juarez facility produces ground products with particle sizes less than 75 microns and they are shipped via bulk trucks over short distances to end users.

Calera, Alabama.  We acquired the Calera facility, then known as Southern Lime, from Peak Investments, LLC in 2008.  This facility, which has been in operation since the 1940’s, consists of owned real property and is located in Calera, Shelby County, Alabama, along State Highway 25W, 35 miles south of Birmingham and is accessible via U.S. Interstate 65.  The site utilizes coal, natural gas and electricity to process limestone into lime.  Annual capacity of our facility is approximately 422,500 tons and the average utilization rate over the past three years was 93%.  The total net book value of the Calera facility’s real property and fixed assets was $23.4 million at December 31, 2018.

We supply lime produced at the Calera facility to the paper, environmental, chemical, iron and steel industries.  The facility sources limestone from a third party pursuant to a long-term supply agreement and has a kiln capable of producing 1,200 tons per day of high calcium quicklime.  The facility produces three sizes of high calcium quicklime, 7/8 x 1/2 inch (#2), 1/2 x 1/8 inch (#3) and -1/8 inch (Fines).  The facility also produces two grades of hydrated lime (Type N and S).  Quicklime products are shipped via bulk rail and truck.  Hydrate is shipped bulk and in 50 pound paper bags.  Processed material is shipped directly via the Norfolk Southern railroad or through intermediaries with the CSX railroad, utilizing approximately 9,500 linear feet of rail.

Hamilton, Ontario, Canada.  We acquired our Lakeshore facility in 2000, but it has been in operation since 1963.  It is located in Hamilton, Ontario and is accessible via the QEW highway and consists of leased real property and fixed assets.  The facility processes lake sand GFN 50-80 (dried) and silica sand (damp) and serves the foundry, sports and recreation, building products, and glass industries.  Lake sand is received from a supplier via vessel and product is dried, screen, and stored in silos.  Products can be shipped to customers via bulk truck or bulk bag methods.  Annual capacity of Lakeshore is approximately 336,000 tons and the average utilization rate over the past three years was 45%.  The total net book value of the Lakeshore facility’s real property and fixed assets was $0.6 million at December 31, 2018.

Lampazos, Nuevo Leon, Mexico.  We acquired our Lampazos facility from Mexican glass producer Vitro in 1997, but the facility has been operating since 1970.  The facility is in Lampazos County, Nuevo Leon and consists of owned real property.  The facility is located 98 miles north of Monterrey and is accessed via Interstate NL1 road.  The Lampazos facility utilizes heavy fuel oil and electricity to process its material.  The processes at the facility are leaching, drying, magnetic separation and grinding.  The annual capacity is approximately 441,600 short tons and the average utilization rate over the past three years was 73%.  The total net book value of the Lampazos facility’s real property and fixed assets was $10.3 million at December 31, 2018.

The Lampazos facility produces silica sands for tableware glass, ceramics and, to a lesser extent, foundry markets.  The facility’s supply comes from the Canoitas facility, where it is transported as wet sand.  The Lampazos facility mainly produces silica sand with low iron oxide content for the tableware glass market.  It also generates ground products from 75 to 45 microns for ceramics industry manufacturers mainly located in the city of Monterrey.  Finished material is shipped either in bulk or large bags via truck.

San Jose, Guanajuato, Mexico.  We acquired our San Jose facility from Vitro in 1997, but the facility has been in operation for more than 40 years.  The facility is located in San Jose Iturbide County, Guanajuato and consists of owned real property.  It is located 35 miles north of Queretaro and is accessed via Highway 57 Queretaro-San Luis Potosi.  The San Jose facility generates two main products: silica sand and potassium feldspar.  The facility utilizes electricity to process its material.  The current primary process at the San Jose facility is grinding and its annual production capacity is approximately 55,000 tons.  The average utilization rate over the past three years was 23%.  The total net book value of the San Jose facility’s real property and fixed assets was $0.1 million at December 31, 2018.

Ground silica sand and feldspar produced at the San Jose facility are supplied mainly to the electric ceramics industry.  The potassium feldspar is supplied by a third party and silica sand as raw material is supplied by the Jaltipan facility.  The products produced at the San Jose facility are shipped via bulk truck.

Tamms, Illinois.  We acquired the Tamms facility from Tammsco, Inc. in 1986.  This facility has been in operation since the early 1900’s and consists of owned real property located in Tamms, Alexander County, Illinois, just off State Highway 127, 20 miles north of Cairo, Illinois, the southernmost tip of the state.  The site is currently a nepheline syenite milling/sizing operation utilizing electricity with an annual capacity of approximately 26,000 tons.  The average utilization rate over the past three years was 89%.  The total net book value of the Tamms facility’s real property and fixed assets was $1.2 million at December 31, 2018.

We supply products produced at the Tamms facility to the coatings and polymer industries.  The site receives partially processed nepheline syenite feedstock from the Nephton facility and subsequently processes the material to produce several grades of finished products, primarily less than 15 microns in size.  The products are then bagged and shipped on van or container trucks.

Tlaxcala, Tlaxcala, Mexico.  We completed greenfield construction of its Tlaxcala milling facility in 2010.  This facility is in Tetla County, Tlaxcala and consists of owned real property.  It is located 25 miles northeast of the city of Tlaxcala and is accessed via the road 119 Apizaco-Ciudad de Mexico.  The facility utilizes electricity to produce ground products of silica sand.  The annual capacity is approximately 105,000 tons and the average utilization rate over the past three years was 91%.  The total net book value of the Tlaxcala facility’s real property and fixed assets was $1.7 million at December 31, 2018.

The Tlaxcala facility produces ground silica for the fiberglass industry.  The silica sand is supplied from the Jaltipan facility.  The Tlaxcala facility generates ground products with particle sizes from 75 to 45 microns and its processed material is shipped via bulk truck.

Troy Grove, Illinois.  We acquired its Troy Grove facility from Martin Marietta in 1983, but the facility has been in operation since 1960.  The facility is located in Troy Grove, La Salle County, Illinois and consists of approximately 60 acres of owned real property.  It is approximately 20 miles from Ottawa and is accessible via U.S. Interstate Highway 52. The facility uses electricity to process its material and has an annual capacity of approximately 34,000 tons.  The average utilization rate over the past three years was 15%.  The total net book value of the Troy Grove facility’s real property and fixed assets was $1.6 million at December 31, 2018.

The Troy Grove facility supplies nepheline syenite to the coatings and polymers industries.  The facility receives its feed stock from the Nephton facility.  The facility then grinds and classifies the material into bins for sale via bulk truck or rail.

Inactive Facilities

Bay City, Wisconsin.  Our Bay City, Wisconsin facility is located in Isabelle and Hartland Township, Pierce County, Wisconsin and consists of owned and leased real property.  The mineral reserves at the Bay City facility are secured under mineral leases that, with the exercise of renewal terms, expire between 2045 and 2106.  The Bay City facility was opened in 1919 and operated continuously until 1989.  We acquired the mine through the acquisition of Wisconsin Specialty Sand and constructed the associated Hager City processing (drying) plant in 2007.  This underground mine is approximately 1.5 miles northeast of Bay City on State Highway 35.  The reserves are located at a depth of 230 feet.  The mine utilizes electricity to process sand. Mining methods include drilling and blasting.  As a result of the challenging conditions in the global oil and gas markets, these operations were idled in 2015.  Although the processing facility was idled, the railyard remains active and provides unit train capabilities for the Maiden Rock facility.

Mined sand is shipped approximately five miles to the Hager City plant for further processing and eventual shipment via truck or rail on the BNSF Railroad.  The Hager City plant, constructed by Wisconsin Industrial Sand Company, LLC in 2007, was expanded in 2013 and 2014 with the addition of a new rail yard containing approximately 19,000 linear feet of rail for assembling unit trains.

The sand reserve mined from the underground mine at the Bay City facility is the Jordan Sandstone.  The Bay City facility produces high purity, round grain silica that meets API requirements for proppant application.  The mining capacity is approximately 780,000 tons per year.  The total net book value of the Bay City facility’s real property and fixed assets was $12.0 million at December 31, 2018.  The underground deposit at the Bay City facility is a high purity, round grain sand with a minimum silica content of 99% which meets API requirements for proppant application.  The controlling attributes are turbidity, acid solubility, and grain size.  The deposit tends to exhibit a coarser grain size distribution near the top of the deposit.  Grain size distributions are maintained through control of mine horizon.  Turbidity and acid solubility are controlled though the use of hydrosizers during wet processing.

Brewer, Missouri.  Our Brewer, Missouri mine is located in Brewer, Perry County, Missouri and consists of owned real property.  The facility, approximately one-half mile northwest of Brewer, Missouri, is accessible via State Highway M.  We acquired the inactive mine in 2013.  The operation was reactivated and began production in December 2014 but was idled in 2015 due to the challenging conditions in the global oil and gas markets.  In January 2017, the decision was made to return Brewer to full production due to an increase in demand for proppants.  The mine resumed production in the first quarter of 2017.  In September 2018, the decision was made to idle the Brewer site due to reduced customer demand.  Mining methods include the mechanical removal of overburden followed by drilling, blasting and mechanical mining.

The sand reserve mined from the open-pit mine at the Brewer facility is the St. Peter Sandstone.  The deposit produces high purity, round grain silica that meets API requirements for proppant application.  The mining capacity is approximately 1.3 million tons per year and the average utilization rate over the past three years was 37%.  The total net book value of the Brewer facility’s real property and fixed assets was $4.6 million at December 31, 2018.  The surface deposit at the Brewer facility is a high purity, round grain sand with a minimum silica content of 99% which meets API requirements for proppant application.  The controlling attributes are turbidity and grain size.  The deposit tends to exhibit a coarser grain size distribution in top half of deposit.  Turbidity is controlled through the use of hydrosizers and attrition scrubbers during wet processing.

Grand Haven, Michigan.  Our Grand Haven, Michigan facility is located in Grand Haven, Ottawa County, Michigan.  The mine and facility consist of owned real property that is subject to a reverter to the prior property owner in 2021.  The mine and facility have been closed since 2014.  There is no net book value assigned to the Grand Haven facility.  The facility, which is approximately two miles south of Grand Haven, Michigan, is accessible via Lakeshore drive and US Highway 31.

The sand resource historically mined from the open-pit mine at the facility is a dune sand deposit.  This surface dune deposit is a high purity, sub-round grain sand with minimum silica content of 96% ideal for foundry metal casting applications.  The controlling attribute is ADV.  The mine’s ADV ranges from 30-50. ADV is controlled through floatation during wet processing.  The grain size distribution averages greater than 50% plus 50 mesh.

Shakopee, Minnesota.  Our Shakopee, Minnesota facility is located in Shakopee, Scott County, Minnesota and consists of owned and leased real property.  The mineral reserves at our mine are secured by fee ownership and a lease agreement that, with the exercise of renewal options, expires in 2030.  The facility is approximately four miles south of Shakopee, Minnesota and is accessible via US Highway 169.  The Shakopee facility utilizes natural gas and electricity to process sand.  Mining methods include the mechanical removal of glacial overburden followed by drilling, blasting, and mechanical mining.

Mining occurred at the Shakopee facility for a short time in the 1980s by others until the property was reclaimed.  The mine was permitted by Great Plains Sand in 2012 and acquired by us in 2013, at which time we changed the name to Shakopee Sand LLC.  The washing and drying operations were upgraded at the facility following the acquisition.  Processed sand is shipped from the Shakopee facility via truck or by rail on the UP.  As a result of reduced customer demand, the facility was idled in 2018 after being re-opened in 2017.  The 2018 utilization percentage was 41%, based on an operational capacity of approximately 718,000 net tons per year.  The total net book value of the Shakopee facility’s real property and fixed assets was $7.6 million at December 31, 2018.

The sand reserve mined from the open-pit mine at the Shakopee facility is derived from the Jordan Sandstone.  The ore deposit is a high purity, round grain sand with a minimum silica content of 99%, which meets API requirements for proppant applications.  The controlling attributes are turbidity and grain size.  The deposit tends to exhibit a coarser grain size distribution in the top half of deposit.  Turbidity is controlled through the use of hydrosizers and attrition scrubbers (scrubbers idled in 2018) during wet processing.

Sibley, Louisiana.  Covia purchased the resin coated sand processing facility in Sibley, Louisiana, in 2013 from Patriot Proppants.  The Sibley facility has two process lines, with a total capacity to coat approximately 400 million pounds, or 200,000 tons, of substrate.  The facility has the flexibility to coat numerous substrates using phenolic novolac or resole resin coating technology.  Sand can be received and shipped both by truck and rail in order to help meet customer requirements.  The facility has the capability to ship via the Kansas City Southern interconnected to the Union Pacific railroad to many key locations throughout the United States.  There is no net book value assigned to the Sibley facility.

Voca (East), Texas.  We completed greenfield construction of the Voca facility in 1996.  The facility is located in Voca, McCulloch County, Texas and consists of owned real property.  It is approximately 110 miles west of Austin and is accessible via State Highway 71.  The Voca East facility utilizes natural gas and electricity to process.  Annual capacity at the Voca facility is approximately 419,000 tons and the average utilization rate over the past three years was 56%.  The total net book value of the Voca (East) facility’s real property and fixed assets was $3.4 million at December 31, 2018.

We use drill and blast processes in an open-pit environment to produce feed for the Voca East facility.  Mine operations are year-round.  Material is transported to the facility via rigid frame trucks.  Material is processed through three stages of crushing for preparation to the hydraulic classification circuits and beneficiation circuits.  Product from the wet processing circuits is stockpiled to reduce moisture and then fed to a natural gas fired dryer prior to finished product screening.  Products produced from the Voca facility are utilized for frac sand.  Product is shipped via bulk truck.

The Voca East facility derives its silica sand ore from the Hickory Sandstone Member of the Riley Formation.  The silica sand product contains a minimum silica content of 96% and meets API standards for proppant applications.  The sandstone section is mined in multiple benches to support production of frac sand products.  The facility’s mine production recently has shifted to focus on the extraction of sand previously disposed of in the facility’s tailings cells.  The primary key quality parameter controlling mine sequence development is the percentage of the -30/+140 mesh sand fraction.

Voca (West), Texas.  Our Voca West, Texas facility is located in Voca, Mason and McCulloch Counties, Texas and consists of owned real property.  The facility, which is approximately 1.5 miles southeast of Voca, is accessible via County Highway 1851, south of State Highway 71.  Sand mining and processing operations were developed at the facility during 2008, with the construction of existing plants completed in 2012.  We acquired the operations in 2013.  The Voca West facility utilizes natural gas with propane back-up and electricity to process sand.  Mining methods include the mechanical removal of thin overburden followed by drilling, blasting, and mechanical mining.  Annual capacity at the Voca West facility was 1,500,000 tons and the average utilization rate over the past three years was 59%.  The total net book value of the Voca (West) facility’s real property and fixed assets was $8.0 million at December 31, 2018.

The sand reserve mined at our Voca property is the Hickory Sandstone Member of the Riley Formation.  The Voca facility produces high purity, round grain silica which meets API requirements for proppant application.  The surface deposit at the Voca West facility is a high purity, round grain sand with a minimum silica content of 98% which meets API requirements for proppant application.  The controlling attributes are turbidity and grain size.  Turbidity is controlled through the use of hydrosizers and attrition scrubbers during wet processing.  Grain size is controlled through the use of hydrosizers and wet screening.

Wexford, Michigan.  Our Harrietta, Michigan facility is located in Slagle Township, Wexford County, Michigan and consists of owned and leased real property.  The facility, which is approximately three miles northeast of Harrietta, Michigan, is accessible via West 28th Road and State Highway 37.  The facility utilizes recycled oil and electricity to process sand.  Mining methods include mechanical removal of overburden and excavation of sand.

We acquired Wexford Sand from Sargent Sand in 1998.  A new screen plant was installed in 2008.  The processed sand is shipped from the Harrietta facility by bulk via truck or rail on the Great Lakes Central Railroad.  The sand reserve mined from the open-pit mine at the Harrietta facility is a glacial outwash sand deposit for proppant applications.  Glacial outwash is glacial sediments deposited by melting glacial ice at the terminus of a glacier.  The mining capacity is approximately 625,000 tons per year and the average utilization rate over the past three years was 7%.  The total net book value of the Wexford facility’s real property and fixed assets was $0.9 million at December 31, 2018.  This surface deposit at the Harrietta facility is sub-round grain sand with minimum silica content of 96% ideal for foundry applications.  The controlling attributes are ADV and grain size distribution.

As a result of challenging conditions in end markets, the Wexford plant was idled from 2014 to 2018.  The plant reopened briefly in March 2018 but was idled in September 2018 due to reduced customer demand.

Development Sites

Cawood, Quebec, Canada.  Our Cawood nepheline syenite prospect is located approximately 80 kilometers northwest of Ottawa, Ontario in the Cawood Township of southwestern Quebec.  The Cawood property consists of 10 mineral claims (5112689 through 5112698).  Covia is required to maintain these mineral claims by completing geologic work, or paying in lieu of geologic work, every two years.  In 2018, geologic work was completed (diamond core drilling) that will maintain these mineral claims to approximately 2027, continent upon Quebec Ministry review and approval.

The region lies within the Proterozoic Grenville Province of the Central Meta-Sedimentary Belt.  The rock is characterized by upper amphibolite-granulite facies metamorphism and includes Grenvillian paragneiss, marble and orthogneiss with intrusions of late Proterozoic plutons and Phanerozoic easterly trending diabase dikes.  The Cawood complex was identified as the only principal pluton within the property area by regional mapping and is bounded within our mineral claim block. The area has been geologically mapped.  Qualitative evaluation has been completed through bulk sampling and diamond core drilling.  Diamond core drilling was completed by us in 2001, 2015 and 2018.

The nepheline syenite is typically white to grey, medium grained and containing hornblende, biotite, magnetite and aegirine as mafic minerals.  Grain size varies from fine to very coarse with the core of the complex having pegmatitic bands.  Nepheline content varies from 10 to 25%.

There was no net book value assigned to the Cawood location’s real property and fixed assets at December 31, 2018.

Diamond Bluff, Wisconsin.  Our Diamond Bluff, Wisconsin resources are located in Diamond Bluff and Oak Grove Townships, Pierce County, Wisconsin and consist of 2674 acres of leased and 10 acres of owned property.  The mineral resources were secured under leases that expire between 2063 and 2064.  The mine access property was purchased in 2014 and is undeveloped.  The mine was permitted by the Diamond Bluff Township in 2012 and by the Oak Grove Township in 2014.  The facility, which is located approximately one mile northwest of the unincorporated community of Diamond Bluff, is accessible off of 1005th Street via State Highway 35.

The proposed underground mine site was planned at a depth of 230 feet and will utilize electricity to process sand through drilling, blasting, mechanical, and hydraulic mining methods.  Mined sand will be shipped approximately eight miles to the Hager City plant for further processing and eventual shipment via truck or rail on the BNSF Railroad.

The ore resources at this proposed underground mine are derived from the Jordan Sandstone.  This deposit is capable of producing high purity, round grain silica sand which meets API requirements for proppant applications.  This underground resource is a high purity, round grain sand with a minimum silica content of 99% which meets API requirements for proppant applications.  The controlling attributes are turbidity, acid solubility, and grain size.  The deposit tends to exhibit a coarser grain size distribution near the top of the deposit.

The total net book value of the Diamond Bluff location’s real property and fixed assets is included in the net book value of the Bay City facility.

Hixton, Wisconsin.  We completed greenfield exploration of its Hixton facility in 2014.  The facility is located near Hixton, Jackson County, Wisconsin, approximately 40 miles northeast of La Crosse.  The original 2014 land package consisted of approximately 1,800 acres of leased and owned real property and is accessible by using major highways, including U.S. Interstate 94.  Processed proppant sands were planned to be shipped via rail using the Canadian National Railway (“CN”).

The sandstone resource targeted to be mined is derived from the Ironton and Galesville members of the Wonewoc Sandstone.  The planned silica sand product contains a minimum silica content of 99% and meets API standards for proppant applications.

The total net book value of the Hixton location’s real property and fixed assets was $0.2 million at December 31, 2018.

Katemcy, Texas.  Our Katemcy, Texas resources are located in Katemcy, Mason County, Texas and consist of owned real property.  The mine property was purchased in September 2013 and is accessed via County Road 1222 and State Highway 87.  The prospective mining area has not been developed and the property is currently used as agricultural land.  Plans to develop the mine property are under review.

The sandstone resource at this proposed open-pit mine is derived from the Hickory Sandstone Member of the Riley Formation.  This deposit is capable of producing high purity, round grain silica sand with a minimum silica content of 98% which meets API requirements for proppant applications.  The controlling key quality attributes will be grain size and turbidity.

The total net book value of the Katemcy location’s real property and fixed assets is included in the net book value of the Voca (West) facility.

Wedeen River, British Columbia, Canada.  Our Wedeen River property is a magnetite prospect in British Columbia, Canada, approximately 8 miles north of the coastal town of Kitimat.  The prospect is comprised of four Crown Granted mineral claims (Mineral Hill #1, #2, #3 and Summit).  We acquired these properties during Unimin’s Indusmin acquisition.  Several surrounding previously held mineral claims have been allowed to lapse due to the magnetite deposit being shown to lie wholly within our Crown Granted mineral claims.  Geologic mapping and diamond core drilling (occurring between 1958-1962) has identified the deposit as an iron skarn deposit with high grade magnetite lenses (40-60% Fe) separated by low grade disseminated magnetite zones (5-15% Fe).

In 1994, a resource estimate reported “almost 6 million net tons grading to 22.009% acid soluble Fe”, equivalent to 1.3 million tons of iron.

There was no net book value assigned to the Wedeen River location’s real property and fixed assets at December 31, 2018.

Torreon, Coahuila, Mexico.  Our Terrazo, and La Chiche properties are marble deposits, approximately 33 miles northwestern of Torreon, Coahuila Mexico. Terrazo is accessed via State Highway 40 Torreon-Cuencame, while La Chiche can be accessed via State Highway 49 Torreon-Jimenez. These properties were acquired as calcium carbonate mineral resources for our Apodaca facility. This commodity is used as a functional filler in the ceramics as well as the coatings and polymers industries. The mineral deposits are in Cretaceous limestone from de Aurora Formation located in skarn zone around the quartz monzonite igneous intrusion. Geologic mapping and diamond core drilling (occurring between 2007-2010) has identified the marble deposits. The resources of calcium carbonate in the Terrazo property are 1,201,000 net metric tons, while resources of calcium carbonate in La Chiche property are 5,776,000 net metric tons.  There was no net book value assigned to the Torreon location’s real property and fixed assets at December 31, 2018.

The mineral resource is a high concentration, marble product material. This mineral resource should define the reserves with a minimum calcium carbonate content of 98.5%, and a minimum LCIELAB value of 96.0 which meets specification requirements for filler and coating application.

The following map reflects the location of our mining, manufacturing, and processing facilities in North America as of December 31, 2018, as well as the segment in which they serve.  If a facility serves both the Industrial and Energy segments, we refer to them as Hybrid facilities:

Energy,Active Operations
Energy,Inactive Operations
Energy,Processing Facilities
Hybrid,Active Operations
Hybrid,Inactive Operations
Industrial,Active Operations
Industrial,Inactive Operations
Industrial,Processing Facilities
BC
AB
SK
MB
ON
QC
WA
OR
ID
MT
ND
SD
WY
MN
WI
MI
IA
NE
NV
UT
CO
KS
MO
IL
IN
OH
PA
NY
VT
NH
MA
CT
RI
NJ
MD
DE
DC
WV
VA
KY
TN
NC
SC
GA
AL
MS
LA
AR
OK
TX
NM
AZ
CA
FL
BCN
SON
CHH
COA
NLE
TAM
DUR
SIN
BCS
ZAC
SLP
NAY
AGU
JAL
GUA
QUE
HID
MEX
MIC
COL
TLA
PUE
VER
GRO
OAX
TAB
CHP
CAM
YUC
ROO

The following table reflects the segment(s) served by significant locations:

Segment
Location	Energy	Industrial	Administrative
Ahuazotepec, Puebla, Mexico	—	✓	—
Apodaca, Nuevo Leon, Mexico	—	✓	—
Bay City, WI	✓	—	—
Beaver, OH	—	✓	—
Benito Juarez, Nuevo Leon, Mexico	—	✓	—
Benton Harbor, MI	—	—	✓
Brewer, MI	✓	—	—
Bridgeton, NJ	—	—	✓
Calera, AL	—	✓	—
Camden, TN	—	✓	—
Canoitas, Coahuila, Mexico	—	✓	—
Chardon, OH	—	✓	—
Cleburne, TX	✓	✓	—
Cornelius, NC	—	—	✓
Crane, TX	✓	—	—
Cutler, IL	✓	—	—
Dividing Creek, NJ	✓	✓	—
Elco, IL	—	✓	—
Emmett, ID	—	✓	—
Fresno, TX	—	✓	—
Gore, VA	—	✓	✓
Grand Haven, MI	—	✓	—
Green Mountain, NC	—	✓	—
Guion, AR	✓	✓	—
Hephzibah, GA	—	✓	—
Huntersville, NC	—	—	✓
Huntingburg, IN	—	✓	—
Independence, OH	—	—	✓
Jaltipan, Veracruz, Mexico	—	✓	—
Junction City, GA	—	✓	—
Kasota, MN	✓	—	—
Kermit, TX	✓	—	—
Lakeshore Sand, Hamilton, ON, Canada	—	✓	—
Lampazos, Nuevo Leon, Mexico	—	✓	—
Lugoff, SC	—	✓	—
Magdalena de Kino, Sonora, Mexico	—	—	✓
Maiden Rock, WI	✓	—	—
Mankato, MN	—	—	✓
Marston, NC	—	✓	—
Martinsburg, WV	—	—	✓
McIntyre, GA	—	✓	—
Menomonie, WI	✓	✓	—
Monterrey, Nuevo Leon, Mexico	—	—	✓
Nephton, Ontario, Canada	—	✓	—
New Canaan, CT	—	—	✓
Oregon, IL	✓	✓	—
Ottawa, IL	—	—	✓
Ottawa, MN	✓	✓	—
Peterborough, Ontario, Canada	—	—	✓
Pevely, MI	✓	✓	—
Portage, WI	✓	✓	—
Roff, OK	✓	✓	—
Saint Canut, Quebec, Canada	—	✓	—
San Jose, Guanajuato, Mexico	—	✓	—
San Juan, Veracruz, Mexico	—	✓	—
Seiling, OK	✓	—	—
Serena, IL	—	✓	—
Shakopee, MN	✓	—	—
Sibley, LA	✓	—	—
Sugar Land, TX	—	—	✓
Tamms, IL	—	✓	—
The Woodlands, TX	—	—	✓
Tlaxcala, Tlaxcala, Mexico	—	✓	—
Toronto, Ontario, Canada	—	—	✓
Troup, TX	—	✓	—
Troy Grove, IL	✓	—	—
Tunnel City, WI	✓	—	—
Tuscaloosa, AL	—	✓	—
Utica, IL	✓	✓	—
Voca, TX	✓	✓	—
Wedron, IL	✓	✓	—
Winchester, VA	—	—	✓

Product Delivery

We have established an oil and gas logistics network that we believe is highly responsive to our customers’ needs and includes distribution terminals in all major oil and gas basins, as well as selected locations to serve Industrial customers.  These terminals are a combination of facilities that we own or lease, as well as properties that are owned and operated by third parties.  They generally consist of rail and transload operations, plus in some cases additional storage and handling facilities.

ITEM 3.  LEGAL PROCEEDINGS

Product Liability Matters

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of December 31, 2018, we were subject to approximately 76 active silica exposure cases.  Many of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in the states of Ohio and Mississippi, although cases have been brought in many other jurisdictions over the years.  In accordance with the terms of our insurance coverage, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of a percentage of the defense costs.  Based on information currently available, management cannot reasonably estimate a loss at this time.  Although the outcomes of these lawsuits cannot be predicted with certainty, management does not believe that the pending lawsuits, individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

Stockholder Matters

Beginning on April 24, 2018, alleged stockholders of Fairmount Santrol filed class actions against Fairmount Santrol and its directors in the United States District Courts for the Northern District of Ohio and for the District of Delaware.  The lawsuits generally alleged that Fairmount Santrol and its directors violated the federal securities laws by issuing misleading disclosures in connection with the Merger.  The lawsuits sought, among other things, to enjoin the special meeting at which stockholders of Fairmount Santrol were scheduled to vote on, among other items, a proposal to adopt the Merger agreement.

On May 15, 2018, pursuant to a memorandum of understanding between counsel for the plaintiffs and counsel for the defendants, Fairmount Santrol disseminated additional information to Fairmount Santrol stockholders through a Current Report on Form 8-K.  Also on May 15, 2018, the plaintiffs withdrew their pending motions for a preliminary injunction.  On June 1, 2018, after the holders of the majority of the outstanding shares of Fairmount Santrol voted to approve the Merger, the Merger was effected pursuant to the Merger agreement.  On November 9, 2018, the parties executed a stipulation of settlement and the plaintiffs filed a motion with the Court seeking preliminary approval of the proposed settlement.  The final settlement hearing, originally scheduled for March 12, 2019, was postponed due to conflicts with the Court’s schedule.  The hearing has not yet been rescheduled.

Other Matters

We are a defendant in a lawsuit seeking declaratory judgment that the Merger constitutes an event of default under certain operating lease agreements.  Although the outcome of this lawsuit cannot be predicted with certainty, management does not believe that this matter is reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Our safety program establishes a system for promoting a safety culture that encourages incident prevention and continually strives to improve our safety and health performance.  Our safety program includes as its domain all established safety and health specific programs and initiatives for our material compliance with all local, state and federal legislation, standards, and regulations as they apply to a safe and healthy employee, stakeholder, and work environment.

Our safety program has the ultimate goal of the identification, elimination or control of all risks to personnel, stakeholders, and facilities, that can be controlled and directly managed, and those it does not control or directly manage, but can expect to have an influence upon.

The operation of our U.S.-based mines is subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act.  Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations.  The dollar penalties assessed for citations issued has also increased in recent years.

We are required to report certain mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K, and that required information is included in Exhibit 95.1 and is incorporated by reference into this Report.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock, traded under the symbol “CVIA,” have been publicly traded since June 1, 2018, when our common stock was listed and began trading on the NYSE.  Prior to that date, there was no public market for our common stock.

Holders of Record

On March 19, 2019, there were 131,419,651 shares of our common stock outstanding, which were held by 10,029 stockholders of record.  Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Covia Holdings Corporation Comparative Stock Performance Graph

The graph below compares the cumulative total shareholder return on our common stock, the cumulative total return on the Russell 3000 Index, the Standard and Poor's Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry index, and a composite average of publicly traded proppant peer companies (U.S. Silica Holdings, Inc., Hi-Crush Partners LP, Smart Sand, and Emerge Energy Services LP) since June 1, 2018, the first day our stock traded on the NYSE.

The graph assumes $100 was invested on June 1, 2018, the first day our stock was traded on the NYSE, in our common stock, the Russell 3000, the Standard and Poor's Small Cap 600 GICS Oil & Gas Equipment & Services Sub-Industry Index, and a composite of publicly-traded proppant peer companies.  The cumulative total return assumes the reinvestment of all dividends.  We have included a composite of our proppant peers as their share performance tends to be more closely correlated with ours than our industrial peers at this time.

	TOTAL RETURN
		S&P Oil & Gas		Covia Holdings
	Russell 3000	Equipment & Services	Proppant Peers	Corporation
June 1, 2018	100.00	100.00	100.00	100.00
June 30, 2018	99.51	97.03	87.72	75.76
July 31, 2018	102.70	102.62	100.44	73.59
August 31, 2018	106.09	94.88	80.07	46.24
September 30, 2018	106.11	94.38	71.35	36.61
October 31, 2018	98.20	78.69	52.03	23.59
November 30, 2018	99.94	71.51	47.77	24.08
December 31, 2018	90.48	54.16	32.59	13.96

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents our consolidated statement of operations and certain operating data.  The results of operations by segment are discussed in further detail following the consolidated overview.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Statement of Income Data:
Revenues	$1,842,937	$1,295,112	$982,696	$1,371,678	$2,013,694
Operating income (loss) from continuing operations	(163,841)	162,704	24,457	(90,289)	404,519
Income (loss) from continuing operations before provision (benefit) for income taxes	(278,995)	122,062	(31,102)	(121,506)	380,292
Net income (loss) from continuing operations	(282,982)	130,887	(5,770)	(83,350)	279,443
Income from discontinued operations, net of tax	12,587	23,284	9,435	10,992	(70,342)
Net income (loss) attributable to Covia Holdings Corporation	$(270,498)	$154,171	$3,665	$(72,358)	$209,101
Continuing operations earnings (loss) per share
Basic	$(2.26)	$1.09	$(0.05)	$(0.97)	$2.67
Diluted	(2.26)	1.09	(0.05)	(0.97)	2.67
Earnings (loss) per share
Basic	(2.16)	1.29	0.03	(0.58)	1.47
Diluted	(2.16)	1.29	0.03	(0.58)	1.47
Cash dividends declared per share	$-	$-	$0.42	$-	$-

Operating Data:
Total tons sold	29,581	23,286	18,923	19,249	23,030
Average selling price per ton	$62.30	$55.62	$51.93	$71.26	$87.44

Balance Sheet Data (at period end):
Cash and cash equivalents	$134,130	$308,059	$183,361	$359,478	$417,764
Total assets	3,756,117	2,040,098	1,839,099	2,247,580	2,445,316
Long-term debt (including current portion)	1,628,369	417,012	367,436	637,616	314,377
Total liabilities	2,301,164	814,783	768,681	1,142,596	1,245,447
Total equity	$1,454,953	$1,225,315	$1,070,418	$1,104,984	$1,199,869

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations should be read together with the section entitled “Business” and our consolidated financial statements and related notes thereto and other financial information appearing elsewhere in this Report.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  See the section entitled “Cautionary Statement Regarding Forward-Looking Statements” beginning on page 3 of this Annual Report.  Our actual results could differ materially from those contained in forward-looking statements as a result of many factors, including those discussed in “Item 1A—Risk Factors” in Part I of this Report.  The following discussion contains certain non-GAAP (defined herein) financial measures, including EBITDA and Adjusted EBITDA (defined herein).  See “—Key Metrics Used to Evaluate Covia’s Business” for a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA.

Overview

We are an application-focused minerals company providing materials solutions to customers drawing from a diversified product portfolio.  We produce a wide range of specialized silica sand, feldspar, nepheline syenite, calcium carbonate, clay, kaolin, lime, and lime products for use in the energy and Industrial markets in North America and around the world.  We have 44 sand mining facilities with over 50 million tons of annual sand processing capacity and significant proven and probable mineral reserves that serve both the Industrial and Energy markets and six active coating facilities with more than two million tons of annual coating capacity.  Our mining and coating facilities span North America and also include operations in China and Denmark.  We believe our U.S., Mexico, and Canada operations are among the largest, most flexible, and cost-efficient facilities in the industry with close proximity to our customer base.

Our operations are organized into two segments based on the primary end markets we serve – Energy and Industrial.  Our Energy segment offers the oil and gas industry a comprehensive portfolio of raw frac sand, value-added proppants, well-cementing additives, gravel-packing media and drilling mud additives that meet or exceed the API standards.  Our products serve hydraulic fracturing operations in the U.S., Canada, Argentina, Mexico, China, and northern Europe.

Our Industrial segment provides raw, value-added, and custom-blended products to the glass, construction, ceramics, foundry, coatings, polymers, sports and recreation, filtration and various other industries primarily in North America.

We believe our segments are complementary.  Our ability to sell to a wide range of customers across multiple end markets allows us to maximize the recovery of our reserve base within our mining operations and to mitigate the cyclicality of our earnings.

Recent Trends and Outlook

Energy segment market trends:

•

Volatility of drilling activity.  Demand for proppant is primarily determined by the level of drilling and well completions by E&P companies, which depends largely on the current and anticipated profitability of developing oil and natural gas reserves.  Drilling and completions activity increased in the first half of 2018 as a result of rising oil prices, but softened in the second half of 2018 relative to the first half of the year, largely as a result of E&P budget constraints and lower oil prices in the fourth quarter of 2018.  WTI benchmark prices averaged nearly $65 per barrel in 2018 versus $51 per barrel in 2017.  However, the WTI benchmark was approximately $45 per barrel at the end of 2018.  In response to the improved returns generated by higher average oil prices, E&P companies increased their capital spending on drilling and completion in 2018 relative to 2017.  In 2019, E&P capital spending on drilling and completions activity is expected to decline in response to lower hydrocarbon prices and a desire from E&P companies to generate additional cash flow.  Current WTI pricing, as of March 15, 2019 was approximately $58 per barrel.

•

Shifts in drilling activity affect the mix of proppants customers require.  Well design and completion trends in oil and gas impact the demand for and the mix of proppants we sell.  In 2013 and 2014, well designs centered around guar and crosslinked gel utilizing coarse grade proppants with high conductivity.  E&P companies also used ceramics and/or resin-coated proppants for added strength and flowback control.  In 2015 and 2016, lower crude oil prices caused E&P companies to seek to reduce short-term operating costs, including experimenting with slickwater designs utilizing longer laterals and high loading of lower priced, finer grades of proppant.  Beginning in 2018, and continuing into 2019, E&P companies began widespread usage of sand that is mined within the same basin as their well locations due to the lower transportation costs associated with this sand, which is almost entirely fine mesh.  In 2018, and several preceding years, the amount of proppant used per well increased annually, aiding overall proppant demand.  In 2019, the proppant usage per well is expected to remain relatively consistent with 2018.

•

Volatility in selling prices for proppants.  The rapid decline in oil and gas prices that occurred later in 2014 and into 2016 reduced drilling activity and demand for proppants.  As a result, the proppant market became oversupplied, which caused selling prices for all proppants to decline throughout the majority of 2016.  In 2017 and the first half of 2018, the market experienced a turnaround and proppant pricing increased across all basins as growth outpaced the ability to add idled and new capacity back to the market.  In the second half of 2018, decreased completions activity, combined with the opening of several new mines in basins with oil activity, namely the Permian, Eagle Ford and Mid-Con, resulted in a significant deterioration of proppant pricing in the second half of 2018.  Some additional mines are expected to be commissioned in 2019, which may result in additional pricing pressure for certain products that are oversupplied.

•

Demand for in-basin delivery of proppant.  A proppant vendor’s logistics capabilities have become an important differentiating factor when competing for business, on both a spot and contract basis.  In recent years, many customers have sought to outsource proppant logistics and purchase proppant from a supplier’s own terminal (e.g., in-basin) or local mines, allowing them to focus on their core competencies, minimize inventory costs and maximize flexibility.  Our terminal network in all major oil and gas basins and mines located within the Permian and Mid-Con basins are key differentiators for customers and enable us to provide proppants closer to the well site.

•

Emerging in-basin supply.  In 2018 and continuing in 2019, multiple sand suppliers, including Covia, commissioned new sand mines in the Permian basin and, to a lesser extent, the Eagle Ford, and Mid-Con basins.  Locating a plant in-basin significantly reduces the logistics costs, and therefore the overall delivered product cost.  In the second half of 2018, we commissioned two plants in the Permian basin and one in the Mid-Con basin with a total added nameplate capacity of 8 million tons annually.  These facilities allow us to offer a low cost local solution.  At the same time in 2018, the total supply of in-basin sands has exceeded the demand in the Permian, putting pressure on market pricing for both local and Northern White proppants across North America.

•

Proppant intensity is expected to stablize.  From 2015 through 2018 the amount of proppant used per well has increased as well laterals have become longer, frac stages have tightened and proppant per lateral foot has increased.  In 2019, the amount of proppant used per well is expected to be relatively similar to 2018.

•

Shift toward finer proppant grades.  Slickwater frac designs, which are generally less expensive, have become the dominant method for fracturing wells beginning in 2016 and continuing into recent periods.  These designs rely on a higher percentage of fine grade sands compared to coarse grades.  Currently, we estimate the market is over 80% fine grade (40/70 and 100 mesh) compared to roughly 55% fine grade in 2014.  The strong demand for finer proppants negatively impacts production costs for facilities that have relatively coarse reserves.

•

E&P direct sales.  Throughout 2018, E&P companies sourced an increasing percentage of their proppant directly from proppant suppliers to control cost and have better visibility across the entire supply chain.  This trend presents an opportunity to work directly with the end user and provides improved communication between supplier and consumer with respect to job or grade changes and our percentage of sales directly to E&P companies increased in 2018.  Concurrently with these direct sales, many E&P companies are looking to the supplier to coordinate the “last mile” of the supply chain, or the moving of product from the in-basin terminal to the well site.  In response to this trend, we have entered into agreements with last mile solutions providers that allow us to provide this service to customers who desire it.

•

Reacting to changing conditions.  In response to reduced customer demand, we idled mining operations at Shakopee, Minnesota, Brewer, Missouri, and Wexford, Michigan, and our Cutler, Missouri resin coating facility in the third quarter of 2018, adding to the previously idled mining operation at Hager Bay, Wisconsin.  While we have also idled or reduced capacity at certain of our Northern White facilities and all of our Voca, Texas facilities, we have also commissioned two new facilities in the Permian basin in the third quarter 2018 and a facility in Oklahoma in the fourth quarter 2018.  Through March 2019, we have reduced our Energy segment nameplate annual capacity by 6.9 million tons through these capacity reduction measures allowing us to lower fixed plant costs and consolidate volumes into lower cost operations.

Industrial segment market trends:

•

Continued stable demand in Industrial end markets.  The primary end markets served by production in our Industrial segment are glass, construction, ceramics, foundry, coatings, polymers and various other industries.  Demand in our Industrial segment’s end markets is relatively stable and is primarily influenced by key macroeconomic drivers such as housing starts, light vehicle sales, repair and remodel activity, Industrial production as well as consumer trends.  To the extent these demand drivers continue on their current trends, we expect that demand for products will remain relatively stable.

•

Favorable housing, commercial constructions and consumer trends.  Certain submarkets and geographies within our Industrial segment continue to grow at attractive growth rates driven by attractive housing, commercial construction and various consumer trends which favor products that utilize our products.

•

Inflationary pressures and severe weather events in Mexico impacted Industrial segment results.  Throughout 2017 and into 2018, Mexico experienced above-average inflation in energy costs with electricity and diesel costs.  In addition, Mexico faced a number of severe weather-related events during 2017 that resulted in higher operating costs.

How We Generate Our Sales

We derive our sales from mining and processing silica sand products and other minerals that customers purchase for use in a wide variety of applications.  Covia’s sales are primarily a function of the price per ton paid by the customer and the number of tons sold to the customer.  The price invoiced reflects the cost of production, the cost of transportation to our distribution terminals or customer site and the cost of transloading the product from railcars to trucks, as applicable.  Generally, logistics costs can comprise up to 70-80% of the delivered cost of products sold by the Energy segment, depending on the basin into which the product is delivered.

We primarily sell products under supply agreements with terms that vary by contract.  Generally, the supply agreements include both fixed prices and variable prices.  Fixed price agreements have prices set for one or more years while variable price agreements are subject to regular price adjustments generally tied to market pricing or other market-related indices.  Our supply agreements have a variety of volume provisions.  While certain of our contracts have no minimum volume requirements, certain of our supply agreements require the customer to purchase a specified percentage of its product requirements or a minimum volume of product.  Certain of these minimum volume contracts include a provision which may trigger penalties if the purchased volume does not meet the required minimums.
Our Energy segment represented 60% of our revenues for the year ended December 31, 2018.  A large portion of our sales are generated by our top customers, and the loss of, or significant reduction in, purchases by our largest customers could adversely affect our operations.  During the years ended December 31, 2018 and 2017, our top ten customers were Energy customers and collectively represented 44% and 48% of our revenues, respectively.  In the years ended December 31, 2018 and 2017, one customer exceeded 10% of revenues.  This customer accounted for 13% of our revenues in each of 2018 and 2017.  Our Industrial segment represented 40% of our revenues for the year ended December 31, 2018.

The Costs of Conducting Our Business

The principal costs involved in operating our business are logistics costs associated with transporting products from our production facilities to our terminals; production costs; labor costs; maintenance and repair costs at our production facilities; raw material costs; energy costs; stripping costs; and corporate costs.  We own or lease most of our sand and other mineral reserves.  We believe that the combination of owned and leased reserves helps us maintain a competitive cost position.

Logistics Costs

Logistics costs, including freight, railcar leases, demurrage and handling, represented approximately 36% and 34% of our revenues during the years ended December 31, 2018 and 2017, respectively.  Freight costs primarily represent charges to transport our product by rail, but we also ship product by truck and barge.  In order to move product by rail, we lease a substantial number of railcars under operating leases with durations ranging from three to 15 years.  We currently have approximately 20,200 railcars (which includes approximately 4,000 customer railcars).  Demurrage costs are charged by the railroads based on the time a railcar spends on the railroad property in excess of an allotted time which can vary significantly from period to period depending on railcar cycle times and delivery schedules.  Handling costs are incurred at our distribution and terminal facilities to move product from one mode of transportation to another (e.g., railcar to truck) and to move product into storage facilities.  Railcar storage costs are incurred when railcars are temporarily stored at a rail yard or storage facility.

Labor Costs

Labor costs associated with employees at our processing facilities represent the most significant cost of converting raw frac sand to finished product.  Labor costs, including wages and benefits, represented approximately 11% and 12% of our revenues during the years ended December 31, 2018 and 2017, respectively.  Approximately 34% of our workforce was party to collective bargaining contracts as of December 31, 2018.

Raw Material Additives Costs

We use a significant amount of raw material additives in the production of our products in both our Energy and Industrial segments.  We purchase these products under supply agreements that contain annual pricing adjustments based on market dynamics.  We also supply a portion of our resin requirements from our resin manufacturing facility located in Michigan.  Raw material additives costs represented approximately 5% and 4% of revenues during the years ended December 31, 2018 and 2017, respectively.

Maintenance and Repair Costs

We capitalize the costs of our mining and processing equipment and depreciate them over their expected useful life.  Depreciation, depletion, and amortization costs represented approximately 11% and 8% of revenues during the years ended December 31, 2018 and 2017, respectively.  Repair and maintenance costs that do not involve the replacement of major components of our equipment and facilities are expensed through cost of goods sold as incurred.  These repair and maintenance costs can be significant due to the abrasive nature of our products and represented approximately 4% of revenues during the each of the years ended December 31, 2018 and 2017.

Energy Costs

We consume energy, including natural gas, diesel and electricity, for mine and plant production.  Natural gas is the primary fuel source used for drying sand in the commercial silica production process.  Energy costs are typically negotiated on an annual or multi-year basis and certain input costs are subject to prevailing market prices for the underlying commodity (e.g., natural gas, diesel), which can vary during the year.

Corporate Costs

Our selling, general and administrative costs, which include the wages and benefits costs noted above, represented approximately 8% of revenues during each of the years ended December 31, 2018 and 2017.  These costs are related to our corporate functions, including costs for the sales and marketing; research and development; finance; legal; and environmental, health and safety functions of our organization, as well as non-cash stock-based compensation expense.

Merger with Fairmount Santrol

On June 1, 2018 (“Merger Date”), Unimin completed a business combination (“Merger”) whereby Fairmount Santrol merged into a wholly-owned subsidiary of Unimin and ceased to exist as a separate corporate entity.  Immediately following the consummation of the Merger, Unimin changed its name and began operating as Covia.  The common stock of Fairmount Santrol was delisted from the NYSE prior to the market opening on June 1, 2018, and Covia commenced trading under the ticker symbol “CVIA” on that date.  Upon the consummation of the Merger, the former stockholders of Fairmount Santrol (including holders of certain Fairmount Santrol equity awards) received, in the aggregate, $170 million in cash consideration and approximately 35% of the common stock of Covia.  Approximately 65% of Covia common stock is owned by SCR-Sibelco NV (“Sibelco”), previously the parent company of Unimin.

In connection with the Merger, we redeemed approximately 18.5 million shares of Unimin common stock from Sibelco in exchange for an amount in cash equal to (i) $660 million plus interest accruing at 5.0% per annum for the period from September 30, 2017 through June 1, 2018 less (ii) $170 million in cash paid to Fairmount Santrol stockholders.

In the years ended December 31, 2018 and 2017, we incurred $53.0 million and $19.3 million of Merger-related expenses, respectively.

Discontinued Operations

On May 31, 2018, prior to, and as a condition to the closing of the Merger, Unimin contributed certain assets, comprising its global high purity quartz business in exchange for all of the stock of HPQ Co. and the assumption by HPQ Co. of certain liabilities.  Unimin distributed 100% of the stock of HPQ Co. to Sibelco in exchange for certain shares of Unimin common stock held by Sibelco.  HPQ Co. is presented as discontinued operations in our consolidated financial statements included in this Report.

As part of the disposition of HPQ Co., Covia and HPQ Co. entered into the Tax Matters Agreement.  Under the Tax Matters Agreement, Covia and HPQ Co. (and their affiliates) are responsible for income taxes required to be reported on their respective separate and group tax returns; however, HPQ Co. is responsible for any unpaid income taxes attributable to the HPQ Co. business prior to May 31, 2018, as well as any unpaid non-income taxes as of May 31, 2018 attributable to the HPQ Co. business (whether arising prior to May 31, 2018 or not).  Covia is responsible for all other non-income taxes.  We and HPQ Co. will equally bear any transfer taxes imposed as a result of the disposition of HPQ Co.  Rights to refunds in respect of taxes will be allocated in the same manner as the responsibility for tax liabilities.

How We Evaluate Our Business

Our management uses a variety of financial and operational metrics to analyze our performance across our Energy and Industrial segments.  The determination of segments is based on the primary industries we serve, our management structure and the financial information that is reviewed by our chief operating decision maker in deciding how to allocate resources and assess performance.  We evaluate our performance of these segments based on their volumes sold, average selling price, and segment gross profit and associated per ton metrics.  We evaluate the performance of our business based on company-wide operating cash flows, earnings before interest, taxes, depreciation and amortization (“EBITDA”) and Adjusted EBITDA, as defined in the Non-GAAP Financial Measures section below.  We view these metrics as important factors in evaluating profitability and review these measurements frequently to analyze trends and make decisions.

Segment Gross Profit

Segment gross profit is a key metric we use to evaluate our operating performance and to determine resource allocation between segments.  Segment gross profit is defined as segment revenue less segment cost of sales, excluding depreciation, depletion and amortization expenses, selling, general, and administrative costs and corporate costs.  As a result of the Merger, inventories were written up to fair value under GAAP with certain amounts expensed through cost of sales thereby reducing segment gross profit.  Additionally, for the year ended December 31, 2018, we booked charges to our Energy segment gross profit for the impairment of inventories located at recently idled facilities.

Non-GAAP Financial Measures

We define EBITDA as net income before interest expense, income tax expense (benefit), depreciation, depletion and amortization.  Adjusted EBITDA is defined as EBITDA before non-cash stock-based compensation and certain other income or expenses, including restructuring charges, impairments, and Merger-related expenses.

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

Although we attempt to determine EBITDA and Adjusted EBITDA in a manner that is consistent with other companies in our industry, our computation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies due to potential inconsistencies in the methods of calculation.  We believe that EBITDA and Adjusted EBITDA are widely followed measures of operating performance.

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Reconciliation of EBITDA and Adjusted EBITDA

Net income (loss) from continuing operations attributable to Covia	$(283,085)	$130,887	$(5,770)
Interest expense, net	60,322	14,653	23,999
Provision (benefit) for income taxes	3,987	(8,825)	(25,332)
Depreciation, depletion, and amortization expense	196,455	101,560	105,049
EBITDA	(22,321)	238,275	97,946

Non-cash stock compensation expense(1)	5,812	-	-
Goodwill and other asset impairments(2)	267,034	-	9,634
Restructuring charges(3)	27,660	-	18,992
Costs and expenses related to the Merger and integration(4)	52,979	19,300	-
Loss on sale of subsidiary(5)	-	-	12,923
Adjusted EBITDA	$331,164	$257,575	$139,495
_____________

(1) Represents the non-cash expense for stock-based awards issued to our employees and outside directors.  Stock compensation expense related to the accelerated awards as a result of the Merger is included in Merger related costs and expenses.  Stock compensation expenses are reported in Selling, general and administrative (“SG&A”) expenses.

(2) Represents expenses associated with the impairment of goodwill in the Energy segment and the impairment of assets from recently idled facilities in 2018.  Also includes charges from a terminated project in 2018 due to post-Merger synergies and capital optimization.  Goodwill and other asset impairments for 2016 represent impairment charges for a terminal that was closed and the writedown of greenfield land.

(3) Represents expenses associated with restructuring activities as a result of the Merger and idled facilities of $22.0 million.  It also includes, inventory impairments, pension and severance expenses, in addition to other liabilities recognized.  The inventory impairment charges of $6.7 million are recorded in cost of goods sold.  The pension related income of $1.0 million is recorded in Other non-operating expense, net.  Restructuring and other contract termination costs for 2016 include (a) a settlement charge of $13.3 million for Unimin’s U.S. pension plan, which resulted from a restructuring program where a significant number of employees opted to take a lump sum distribution which exceeded the sum of Unimin’s service and interest costs for the year ended December 31, 2016, (b) $3.0 million charge related to a contract termination and (c) $2.7 million of severance and office closure costs.

(4) Costs and expenses related to the Merger include legal, accounting, financial advisory services, severance, debt extinguishment, and other expenses.  Additionally, it includes stock compensation expense related to accelerated awards as a result of the Merger.

(5) Represents the loss on the sale of Unimin Venezuela, a component of Unimin's Corporate & Other segment. All components of the Corporate & Other segment were sold or transferred in 2016.

Results of Operations

The following table presents an overview of certain operating data by segment for the years ended December 31, 2018, 2017 and 2016, which are discussed in further detail following the consolidated overview.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Operating Data
Energy
Tons sold	16,101	11,216	6,835
Revenues	$1,114,424	$655,937	$348,990
Segment gross profit	$258,996	$181,715	$37,950
Industrial
Tons sold	13,480	12,070	12,088
Revenues	$728,513	$639,175	$625,690
Segment gross profit	$203,175	$184,738	$188,885
Corporate & Other
Tons sold	-	-	549
Revenues	$-	$-	$8,016
Segment gross profit	$-	$-	$3,125

Financial results for the year ended December 31, 2018 include our results subsequent to the Merger on June 1, 2018.  Our year ended December 31, 2018 reported financial results include legacy Unimin and legacy Fairmount Santrol for the twelve months and seven months ended December 31, 2018, respectively.  Our reported financial results for the year ended December 31, 2017 and December 31, 2016 only include legacy Unimin.  Our financial results, and the table above, exclude HPQ Co. (legacy Unimin’s Electronics segment), which was distributed to Sibelco at the close of the Merger and is reported as discontinued operations in our consolidated financial statements for 2018, 2017, and 2016.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenues

Revenues increased $547.8 million, or 42%, to $1.8 billion for the year ended December 31, 2018 compared to $1.3 billion for the year ended December 31, 2017.  With the inclusion of legacy Fairmount Santrol revenues of $477.3 million for the five-month period ended May 31, 2018 and $959.8 million for the year ended December 31, 2017, our total revenues increased $65.3 million, or 3%.  Our revenues increased due to improved pricing over the prior year period.

Revenues in the Energy segment increased $458.5 million, or 70%, to $1.1 billion for the year ended December 31, 2018 compared to $655.9 million for the year ended December 31, 2017.  With the inclusion of legacy Fairmount Santrol Energy revenues of $421.5 million for the five-month period ended May 31, 2018 and $834.7 million for the year ended December 31, 2017, Energy segment revenues increased $45.3 million, or 3%. Energy segment revenues increased primarily due to demand-driven price increases in the first half of 2018 as compared to a lower pricing environment throughout 2017.  Volumes sold into the Energy segment were 16.1 million tons in the year ended December 31, 2018 compared to 11.2 million tons in the year ended December 31, 2017, an increase of 4.9 million tons, or 44%.  Legacy Fairmount Santrol Energy volumes were 4.6 million tons for the five month period ended May 31, 2018 and 10.3 million tons for the year ended December 31, 2017.  With the inclusion of legacy Fairmount Santrol Energy volumes in each respective period, Energy volumes decreased 0.8 million tons or 4% due to lower market demand in the second half of 2018.

Revenues in the Industrial segment increased $89.3 million to $728.5 million for the year ended December 31, 2018 compared to $639.2 million for the year ended December 31, 2017.  With the inclusion of legacy Fairmount Santrol Industrial revenues of $55.8 million for the five month period ended May 31, 2018 and $125.1 million for the year ended December 31, 2017, Industrial segment revenues increased $20.0 million, or 3%. Industrial revenues increased due to the annual price increase implemented at the beginning of 2018.  Volumes sold into the Industrial segment increased 1.4 million tons, or 12%, to 13.5 million tons in the year ended December 31, 2018 compared to 12.1 million tons in the year ended December 31, 2017.  Legacy Fairmount Santrol Industrial volumes were 1.0 million tons for the five month period ended May 31, 2018 and 2.5 million tons for the year ended December 31,

2017.  With the inclusion of legacy Fairmount Santrol Industrial volumes in each respective period, Industrial volumes were relatively flat over the prior year.

Segment Gross Profit

Total segment gross profit was $462.2 million for the year ended December 31, 2018 compared to $366.4 million for the year ended December 31, 2017, an increase of $95.8 million, or 26%.  With the inclusion of legacy Fairmount Santrol segment gross profit of $158.1 million for the five months ended May 31, 2018 and $288.6 million for the year ended December 31, 2017, segment gross profit decreased $34.7 million, or 5%.  Total segment gross profit for the year ended December 31, 2018 includes $28.3 million of expense related to the $30.2 million write-up of legacy Fairmount Santrol’s inventories to fair value as a result of the Merger under GAAP, $6.7 million in inventory write-offs at facilities idled in 2018 and $21.4 million for the combined loss from our local facilities due to start-up activities and higher costs associated with scaling production.

Energy segment gross profit was $259.0 million for the year ended December 31, 2018 compared to $181.7 million for the year ended December 31, 2017, an increase of $77.3 million.  With the inclusion of legacy Fairmount Santrol Energy segment gross profit of $136.7 million for the five months ended May 31, 2018 and $234.6 million for the year ended December 31, 2017, Energy segment gross profit decreased $20.6 million, or 5%.  Energy segment gross profit for the year ended December 31, 2018 includes $24.6 million of expense related to the write-up of legacy Fairmount Santrol’s inventories to fair value as a result of the Merger under GAAP, $6.7 million in inventory write-offs at recently idled facilities and $21.4 million in losses from the start up and scaling of local sand facilities.  The remaining Energy segment gross profit decrease year-over-year was primarily due to the decline in volumes sold.

Industrial segment gross profit was $203.2 million for the year ended December 31, 2018 compared to $184.7 million for the year ended December 31, 2017, an increase of $18.5 million, or 10%.  With the inclusion of legacy Fairmount Santrol Industrial segment gross profit of $21.4 million for the five months ended May 31, 2018 and $54.0 million for the year ended December 31, 2017, Industrial segment gross profit decreased $14.1 million, or 6%.  Industrial segment gross profit includes $3.7 million of expense related to the write-up of legacy Fairmount Santrol’s inventories to fair value under GAAP.  The remaining Industrial segment gross profit decrease year-over-year was primarily due to higher production and energy costs in the U.S. and Mexico coupled with greater foreign exchange impact on the Mexican-Peso denominated revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $46.5 million, or 47%, to $145.6 million for the year ended December 31, 2018 compared to $99.1 million for the year ended December 31, 2017.  SG&A includes non-cash stock compensation expense of $5.8 million for the year ended December 31, 2018.  Legacy Fairmount Santrol SG&A for the five months ended May 31, 2018 was $44.2 million and included $8.5 million in non-cash stock compensation expenses. Legacy Fairmount Santrol SG&A for the year ended December 31, 2017 was $104.9 million excluding Merger-related expenses and including $10.1 million in non-cash stock compensation expense.  With the inclusion of legacy Fairmount Santrol SG&A, SG&A decreased $14.3 million, or 7%, primarily due to lower variable compensation in 2017 which was offset by higher stock compensation expenses in 2018.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $94.9 million, or 93%, to $196.5 million for the year ended December 31, 2018 compared to $101.6 million for the year ended December 31, 2017.  The higher expense was due to the write-up to fair value of the legacy Fairmount Santrol property, plant, and equipment and intangibles under GAAP, as well as the effect of assets placed in service largely due to the commissioning of the West Texas and Oklahoma mining facilities in the fourth quarter of 2018.

Other Operating Expense (Income), net

Other operating expense (income), net decreased $8.1 million to income of $5.0 million for the year ended December 31, 2018 compared to $3.1 million of expense in the year ended December 31, 2017.  The decrease in other operating expense for the year ended December 31, 2018 was largely due to a reduction of a contingent consideration liability resulting in income to Covia.  The remaining change in other operating expense was related to foreign currency fluctuations.

Goodwill and Other Asset Impairments

We incurred goodwill and other asset impairments of $267.0 million in the year ended December 31, 2018.  Goodwill and other asset impairments included non-cash charges for the impairment of assets from recently idled facilities and the impairment of goodwill in the Energy segment due to the current business conditions and the decline in our stock price over the last half 2018.  There were no impairments in the year ended December 31, 2017.

Restructuring Charges

We incurred restructuring charges of $22.0 million in the year ended December 31, 2018.  Restructuring charges included expenses associated with restructuring activities as a result of the Merger and idled plant facilities, including, severance, relocation and contract terminations.  There were no restructuring charges in the year ended December 31, 2017.

Operating Income (Loss) from Continuing Operations

Operating income (loss) from continuing operations decreased $326.5 million to a loss of $163.8 million for the year ended December 31, 2018 compared to income of $162.7 million for the year ended December 31, 2017.  The change in operating income from continuing operations for the year ended December 31, 2018 was largely due to Energy segment goodwill and asset impairments of $267.0 million and restructuring charges of $22.0 million.

Interest Expense, net

Interest expense increased $45.6 million, or 310%, to $60.3 million for the year ended December 31, 2018 compared to $14.7 million for the year ended December 31, 2017.  The increase in expense for the year ended December 31, 2018 is primarily due to the increased debt that we placed to finance the Merger.

Other Non-Operating Expense, net

Other non-operating expense, net increased $28.8 million to $54.8 million in the year ended December 31, 2018 compared to $26.0 million in the year ended December 31, 2017.  The increase is due to legal, accounting, and other expenses incurred in connection with the Merger and pension charges related to settlements.

Provision (Benefit) for Income Taxes

The provision for income taxes increased $12.8 million to $4.0 million for the year ended December 31, 2018 compared to a benefit of $8.8 million for the year ended December 31, 2017.  Income before income taxes decreased $401.1 million to a loss of $279.0 million for the year ended December 31, 2018 compared to income of $122.1 million for the year ended December 31, 2017.  The increase in tax expense recorded during the year ending December 31, 2018 was related to the non-deductibility of expense related to impairment of goodwill and a valuation allowance set up for interest expense disallowed under IRC Section 163(j), which management believes, more likely than not, will not be realized.

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), effective December 22, 2017, established a corporate income tax rate of 21%, replacing the 35% rate, created a territorial tax system rather than a worldwide system, which generally eliminates the U.S. federal income tax on dividends from foreign subsidiaries, and included provisions limiting deductibility of interest expense.  The transition to a territorial system included a one-time transition tax on certain unremitted foreign earnings. For 2017, we recognized a net provisional tax benefit of $39.3 million consisting of a tax benefit of $42.2 million for remeasurement of deferred taxes and tax expense of $2.9 million for the transition tax.

We applied the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018.  At December 31, 2017, we had substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate in 2017 of such effects.  During 2018, we refined our calculations, evaluated changes in interpretations and assumptions that we had made, applied additional guidance issued by the U.S. Government, and evaluated actions and related accounting policy decisions we have made.

We have completed our accounting for all of the enactment-date income tax effects of the Tax Act and did not identify any material changes to the provisional, net, one-time charge for the transition tax on certain unremitted foreign earnings or for the re-measurement of deferred taxes for the year ended December 31, 2017, related to the Tax Act.

Net Income (Loss) Attributable to Covia

Net income attributable to Covia decreased $424.7 million to a loss of $270.5 million for the year ended December 31, 2018 compared to $154.2 million for the year ended December 31, 2017.  The change in net income attributable to Covia is due to the factors previously noted.

Adjusted EBITDA

Adjusted EBITDA increased $73.6 million to $331.2 million for the year ended December 31, 2018 compared to $257.6 million for the year ended December 31, 2017.  Adjusted EBITDA for 2018 excludes the impact of $5.8 million of non-cash stock compensation expense, $267.0 million of goodwill and other asset impairments, $27.7 million in restructuring charges, and $53.0 million in Merger-related expenses.  Adjusted EBITDA for 2018 includes $28.3 million of additional expense included in cost of goods sold related to the write-up of legacy Fairmount Santrol’s inventories to fair value in connection with the Merger, and $24.1 million for the combined loss from our local facilities due to start-up costs and higher costs associated with scaling production, which was partially offset by the positive impact of $5.0 million revaluation of a contingent consideration liability.  The change in Adjusted EBITDA is largely due to the incremental EBITDA from the legacy Fairmount Santrol business which was offset by lower volumes and lower gross profit for the reasons previously noted above.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues

Revenues were $1,295.1 million for the year ended December 31, 2017 compared to $982.7 million for the year ended December 31, 2016, an increase of $312.4 million, or 32%.  This increase was primarily due to an increase in volumes and average selling price in our Energy segment.

Revenues in the Energy segment were $655.9 million for the year ended December 31, 2017 compared to $349.0 million for the year ended December 31, 2016, an increase of $306.9 million, or 88%.  The increase in Energy segment revenues was primarily due to growth in demand for frac sand as well as increased prices.  Total volumes sold in the Energy segment were 11.2 million tons in the year ended December 31, 2017 compared to 6.8 million tons in the year ended December 31, 2016, an increase of 4.4 million tons, or 65%.  In addition, the average selling prices for all proppants during 2017 increased as compared to the prior year by approximately 14% due to improving supply and demand dynamics driven by higher oil prices and corresponding increases in frac sand demand.

Revenues in the Industrial segment were $639.2 million for the year ended December 31, 2017 compared to $625.7 million for the year ended December 31, 2016, an increase of $13.5 million, or 2%.  Volumes sold in the Industrial segment remained consistent at 12.1 million tons for both the years ended December 31, 2017 and 2016.  The revenues increase in the Industrial segment was driven by an increase in average selling price during 2017, which was due to changes in product mix as well as price increases for certain products.

There was no revenue generated in the Corporate & Other segment for the year ended December 31, 2017 compared to $8.0 million in the year ended December 31, 2016, a decrease of $8.0 million. Revenue in this segment declined because Unimin transferred Unimin Brazil to Sibelco in March 2016 and sold Unimin Venezuela to an unrelated third party in April 2016. There was no revenue generated by the Corporate & Other segment subsequent to April 2016.

Segment Gross Profit

Segment gross profit was $366.4 million for the year ended December 31, 2017 compared to $230.0 million for the year ended December 31, 2016, an increase of $136.4 million.  The increase in segment gross profit was primarily due to the increase in volumes sold and average selling prices in our Energy segment.

Energy segment gross profit was $181.7 million for the year ended December 31, 2017 compared to $38.0 million for the year ended December 31, 2016, an increase of $143.7 million.  The increase was due primarily to the increased volumes and increased selling prices.

Industrial segment gross profit was $184.7 million for the year ended December 31, 2017 compared to $188.9 million for the year ended December 31, 2016, a decrease of $4.2 million.  Industrial segment gross profit during the year was primarily impacted by higher energy costs and weather-related events in Mexico, increased lease costs for mobile equipment and temporary disruptions at certain customer facilities which impacted volumes during the year.

There was no gross profit generated in the Corporate & Other segment for the year ended December 31, 2017 compared to $3.1 million for the year ended December 31, 2016. The decrease in gross profit in the Corporate & Other segment was driven by the transfer of Unimin Brazil and sale of Unimin Venezuela in early 2016. Accordingly, this segment has generated no gross profit subsequent to April 2016.

Selling, General, and Administrative Expenses

SG&A was $99.1 million for the year ended December 31, 2017 compared to $83.8 million for the year ended December 31, 2016, an increase of $18.0 million, or 22%.  The increase in SG&A during the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily the result of higher compensation related expense of $9.3 million, higher infrastructure and communications technologies related costs of $3.2 million and increased bad debt expense of $3.0 million as 2016 benefitted from the reversal of a provision for bad debt.

Depreciation, Depletion, and Amortization

Depreciation, depletion and amortization remained relatively consistent for the year ended December 31, 2017 compared to the year ended December 31, 2016.  Depreciation, depletion and amortization was $101.6 million for the year ended December 31, 2017 and was $105.0 million for the year ended December 31, 2016.

Goodwill and Other Asset Impairments

There were no goodwill and other asset impairments during the year ended December 31, 2017.  Goodwill and other asset impairments were $9.6 million for the year ended December 31, 2016.  The goodwill and other asset impairments of $9.6 million for the year ended December 31, 2016 represent long-lived asset impairment charges for a terminal that was closed and the write down of undeveloped greenfield land.

Restructuring charges

For the year ended December 31, 2016, there was a $2.7 million restructuring provision recorded for the closure of several sales offices.

Other Operating Expense (Income), net

Other operating expense (income), net was $3.1 million for the year ended December 31, 2017 and $4.3 million for the year ended December 31, 2016.  Other operating expense (income), net of $3.1 million for the year ended December 31, 2017 principally consisted of the unfavorable impact of foreign exchange.  Other operating expense (income), net of $4.3 million for the year ended December 31, 2016 primarily consisted of a $3.0 million penalty to defer the delivery of railcars that were due to be delivered in 2016; and the unfavorable impact of foreign exchange.

Operating Income (Loss) from Continuing Operations

Operating income (loss) from continuing operations was $162.7 million for the year ended December 31, 2017, an increase of $138.2 million compared to $24.5 million for the year ended December 31, 2016 due to the factors noted above.

Interest Expense, net

Interest expense, net was $14.7 million for the year ended December 31, 2017 compared to $24.0 million for the year ended December 31, 2016, a decrease of $9.3 million, or 39%.  The change in interest expense, net was due to having a lower amount of debt outstanding during 2017 compared to 2016.

Other Non-Operating Expense, net

Other non-operating expense, net was $26.0 million for the year ended December 31, 2017 compared to $31.6 million for the year ended December 31, 2016.  Other non-operating expense, net for the year ended December 31, 2017, primarily consisted of Merger-related costs.  Other non-operating expense, net for the year ended December 31, 2016 included the loss on the sale of Unimin Venezuela of $12.9 million and a settlement charge of $13.3 million for our U.S. pension plan.  The settlement charge resulted from a restructuring program where a significant number of employees opted to take a lump sum distribution which exceeded the sum of our service and interest costs for the year ended December 31, 2016.

Provision (Benefit) for Income Taxes

As a result of the enactment of the Tax Act, we were required to adjust deferred tax assets and liabilities as of December 22, 2017 to comply with ASC 740-10-25-47, which requires the effect of a change in tax laws or rates to be recognized as of the date of enactment.  Accordingly, we recorded a deferred income tax benefit of $39.3 million for the year ended December 31, 2017.

The income tax benefit was $8.8 million for the year ended December 31, 2017 compared to an income tax benefit of $25.3 million for the year ended December 31, 2016.  The decrease was due to increased profit before income taxes, offset primarily by the deferred income tax benefit of the Tax Act for the year ended December 31, 2017.  The tax rate for the year ended December 31, 2017 is not predictive of future tax rates due to the deferred income tax benefit of the Tax Act.  The tax rate would have been 24.9% without the tax effects of the deferred income tax benefit of the Tax Act.

Net Income (Loss) Attributable to Covia

Net income attributable to Covia increased $150.5 million to net income of $154.2 million for the year ended December 31, 2017 compared to $3.7 million for the year ended December 31, 2016 due to the factors noted above.

Adjusted EBITDA

Adjusted EBITDA increased $120.3 million to $257.6 million for the year ended December 31, 2017 compared to $139.5 million for the year ended December 31, 2016 primarily due to increases in volumes and average selling prices within our energy segment.

Liquidity and Capital Resources

Overview

Our liquidity is principally used to service our debt, meet our working capital needs, and invest in both maintenance and organic growth capital expenditures.  Historically, we have met our liquidity and capital investment needs with funds generated from operations and the issuance of debt, if necessary.

On the Merger Date, we entered into a credit and guarantee agreement with a group of banks, financial institutions, and other entities with Barclays Bank PLC, serving as administrative agent, and Barclays Bank PLC and BNP Paribas Securities Corp., serving as joint lead arrangers and joint bookrunners, for the $1.65 billion Term Loan and the $200 million Revolver.  The Term Loan matures seven years after the Merger Date and amortizes in equal quarterly installments in an amount equal to 1% per year beginning with the first full fiscal quarter after the Merger Date, with the balance due at maturity.  Loans under the Term Loan would be prepaid with, subject to various exceptions, (a) 100% of the net cash proceeds of all non-ordinary course asset sales or dispositions and insurance proceeds, (b) 100% of the net cash proceeds of issuances of indebtedness and (c) 50% of annual excess cash flow (with stepdowns to 25% and 0% based on total net leverage ratio levels).  Voluntary prepayments of the Term Loan will be permitted at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR borrowings.

The Revolver matures five years after the Merger Date.  Voluntary reductions of the unused portion of the Revolver will be allowed at any time.  The Revolver includes a total net leverage ratio covenant, tested on a quarterly basis, of no more than 4.00:1.00.

Interest on the Term Loan and Revolver accrues at a per annum rate of either (at our option) (a) LIBOR plus a spread or (b) the alternate base rate plus a spread.  The spread will vary depending on our total net leverage ratio [(defined as the ratio of debt (less up to $150 million of cash) to EBITDA for the most recent four fiscal quarter period)], as follows:

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

The credit agreement provides that the interest rate spreads set forth in the table above will each be reduced by 0.25% if our corporate credit ratings issued in connection with the initial syndication of the Term Loan and Revolver are BB- (with a stable or better outlook) or higher and Ba3 (with a stable or better outlook) or higher from S&P and Moody’s, respectively.  As of the date hereof, S&P and Moody’s have announced that our ratings are at or above such levels.

The Term Loan and Revolver are guaranteed by all of our wholly-owned material restricted subsidiaries (including Bison Merger Sub, LLC, as successor to Fairmount Santrol, and all of the wholly-owned material restricted subsidiaries of Fairmount Santrol), subject to certain exceptions.  In addition, subject to various exceptions, the Term Loan and Revolver are secured by substantially all of our assets and those of each guarantor, including, but not limited to (a) a perfected first-priority pledge of all of the capital stock held by us or any guarantor of each existing or subsequently acquired or organized wholly-owned restricted subsidiary (no more than 65% of the voting stock of any foreign subsidiary) and (b) perfected first-priority security interests in substantially all of our tangible and intangible assets and those of each guarantor.

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

In addition, the credit agreement permits us to add one or more incremental term loan facilities and/or increase the commitments under the Revolver in an aggregate principal amount up to the sum of (i) $250 million, plus (ii) an amount of incremental facilities so that, after giving effect to any such incremental facility, on a pro forma basis, our total net leverage ratio would not exceed 2.75:1.00, plus (iii) an amount equal to all voluntary prepayments of the Term Loan.  In addition to incremental term loan facilities and Revolver increases, this incremental credit capacity can be allowed to be utilized in the form of (a) senior unsecured notes or loans, subject to a pro forma total net leverage ratio of up to 3.75:1.00, (b) senior secured notes or loans that are secured by the collateral on a junior basis, subject to a pro forma total net leverage ratio of up to 3.25:1.00, or (c) senior secured notes that are secured by the collateral on a pari passu basis, subject to a pro forma total net leverage ratio of up to 2.75:1.00.

The proceeds of the Term Loan were used to primarily repay certain debt of legacy Fairmount Santrol and legacy Unimin, which included additional debt incurred to fund the Cash Redemption and to pay $170 million to Fairmount Santrol stockholders as part of the Merger.

See Note 11 in the consolidated financial statements included in this Report for further detail regarding the credit agreement.

As of December 31, 2018, we had outstanding Term Loan borrowings of $1.64 billion and cash on-hand of $134.1 million.  In addition, our Revolver can provide additional liquidity, if needed.  As of December 31, 2018, we had $200.0 million of availability under our Revolver with $11.7 million committed to letters of credit, leaving net availability at $188.3 million.

Our operations are capital intensive and short-term capital expenditures related to certain strategic projects are expected to be substantial.  As of the date of this Report, we believe that our liquidity will be sufficient to meet cash obligations, including working capital requirements, anticipated capital expenditures, and scheduled debt service over the next 12 months.

Working Capital

Working capital is the amount by which current assets exceed current liabilities, excluding cash and debt, and represents a measure of liquidity.  Our working capital was $216.3 million at December 31, 2018 and $210.7 million at December 31, 2017.  The increase in working capital is primarily due to the Merger with Fairmount Santrol, whose working capital is included in December 31, 2018.  This increase was partially offset by lower working capital requirements of our Energy segment due to the downturn in the proppant industry.

Cash Flow Analysis

Net Cash Provided by (Used in) Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, and the effect of changes in working capital.

Net cash provided by operating activities was $247.4 million for the year ended December 31, 2018 compared with $232.2 million provided in the year ended December 31, 2017.  This $15.2 million variance was primarily the result of a $424.7 million decrease in net income, partially offset by a $91.3 million increase in depreciation, depletion, and amortization expense (largely due to purchase accounting adjustments), a $267.4 million non-cash impairment of goodwill and other assets, non-cash restructuring charges of $21.2 million, and $51.6 million in other net decreases to reconcile net income to net cash provided by operating activities, primarily related to the change in our deferred tax provision.  Additionally, changes in working capital resulted in a source of cash of $22.6 million.

Net cash provided by operating activities was $232.2 million for the year ended December 31, 2017 compared with $93.2 million provided in the year ended December 31, 2016.  This $139.0 million increase was the result of the improved operating results in 2017 and decrease in working capital during 2017.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.  Capital expenditures generally are for expansions of production or terminal facilities, land and reserve acquisition or maintenance related expenditures which are generally for asset replacement and health, safety, and quality improvements.

Net cash used in investing activities was $356.6 million for the year ended December 31, 2018 compared to $107.4 million used for the year ended December 31, 2017.  The $249.2 million variance was primarily related to the increase in capital expenditures of $154.8 million as well as Merger-related cash flows, including the $31.0 million transferred to HPQ Co., and $64.7 million in net payments to Fairmount Santrol stockholders.

Capital expenditures of $264.1 million, including stripping costs, in the year ended December 31, 2018 were primarily focused on construction of new facilities in West Texas and Seiling, Oklahoma, completion of the expansion of the Utica, Illinois, and Oregon facilities, and expanding capacity at the Canoitas facility in Mexico, as well as our nepheline syenite operations in Canada.

Net cash used in investing activities was $107.4 million for the year ended December 31, 2017 compared to $71.3 million of net cash used in investing activities for the year ended December 31, 2016.  The $36.1 million increase was primarily the result of higher capital expenditures.

Capital expenditures were $108.9 million in the year ended December 31, 2017 were primarily focused on a new facility in West Texas; completion of several expansion projects at our Utica, Illinois and Oregon, Illinois facilities to support growth in the energy business; and to expand capacity at our Canoitas facility in Mexico.

For 2019, we expect capital expenditures to be in a range of $80 million to $100 million.  This primarily includes maintenance capital expenditures and carryover spend on our greenfield mine projects in West Texas and Oklahoma and growth spend in Canada and Mexico.

Net Cash Provided by (Used in) Financing Activities

Financing activities consist primarily of borrowings under our Term Loan and repayments of debt of Unimin and Fairmount Santrol, in addition to the Cash Redemption payment, as a result of the Merger.

Net cash used in financing activities was $66.8 million in the year ended December 31, 2018 compared to $0.5 million used in the year ended December 31, 2017.  The $66.3 million variance is due to borrowing the $1.65 billion Term Loan, partially offset by $1.11 billion in payments on Unimin and Fairmount Santrol debts, a $520.4 million Cash Redemption payment, and $41.2 million in Merger related debt refinancing fees.

Net cash used by financing activities was $0.5 million in the year ended December 31, 2017 compared to $197.6 million used in the year ended December 31, 2016.  In 2016, we repaid $210 million of borrowings compared to $0.1 million in 2017.

Inflation

We conduct the majority of our business operations in the U.S., Canada, and Mexico.  During the year ended December 31, 2018, certain inflationary pressures in Mexico impacted costs during the period relative to year ended December 31, 2017.

Off-Balance Sheet Arrangements

We have no undisclosed off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As of December 31, 2018, we have contractual obligations for long-term debt, capital leases, operating leases, terminal operating costs, capital commitments, purchase obligations, and other long-term liabilities.  Substantially all of the operating lease obligations are for railcars.  Additionally, we are obligated through 2048 for contingent consideration on Propel SSP® and the balance of this contingent consideration at December 31, 2018 is $4.5 million.  See Note 19 in the Notes to our Consolidated Financial Statements for further detail regarding our commitments and contingencies.

	Payments Due by Period
	(in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations(A)
Long-term debt(B)	$1,653,559	$16,802	$33,604	$33,604	$1,569,549
Capital lease obligations	6,711	4,071	2,640	-	-
Operating lease obligations(C)	487,504	104,602	150,723	111,165	121,014
Terminal operating costs	80,446	21,132	26,784	14,435	18,095
Capital commitments	19,781	19,781	-	-	-
Purchase obligations(D)	195,932	-	195,932	-	-
Other long-term liabilities reflected on
the registrant's balance sheet under
GAAP; asset retirement obligation and other	31,199	14,709	-	440	16,050
Total contractual cash obligations	$2,475,132	$181,097	$409,683	$159,644	$1,724,708
_____________

(A) The amounts set forth in this table exclude our minimum pension funding obligations as required  by the Employee Retirement Income Security Act of 1974 ("ERISA").  Our minimum pension funding obligations depend on several factors, including the discount rate, investment returns, and any changes in applicable laws and regulations.  Currently, it is not possible to reasonably predict future contributions by year.  We also have payment obligations due under the Postretirement Medical Plans, which is a pay-as-you-go plan and not required to be funded in advance.

(B) Consists of obligations under the Term Loan, the Industrial Revenue Bond and other borrowings, all of which are described in more detail in Note 11 in the Notes to our Consolidated Financial Statements. Interest payments on the Term Loan are calculated quarterly using variable interest rates based on market indices and, as a result, are not readily determinable for this analysis.

(C) Our operating lease obligations are related to land, furniture and fixtures, mobile equipment, buildings, and railroad equipment.  See Note 19 in the Notes to our Consolidated Financial Statements for further detail regarding Covia’s operating lease obligations.

(D) Consists of obligations to purchase railcars in 2020 and 2021 in the amount of $144.8 million and $51.1 million, respectively.

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

As of December 31, 2018 and 2017, we had $31.2 million and $12.5 million, respectively, accrued for Asset Retirement Obligations, which include future reclamation costs.  The increase is primarily related to purchase accounting adjustments recorded in the third and fourth quarter of 2018 to increase the Asset Retirement Obligations for Fairmount Santrol mines acquired in the Merger.  There were no other significant changes with respect to environmental liabilities or future reclamation costs.

We discuss certain environmental matters relating to our various production and other facilities, certain regulatory requirements relating to human exposure to crystalline silica and our mining activity and how such matters may affect our business in the future under the “Regulation and Legislation” section in “Item 1 – Business” and “Item 1A – Risk Factors” in Part I of this Report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported revenues and expenses during the reporting periods.  We evaluate these estimates and assumptions on an ongoing basis and base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances.  The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies.  Our actual results may materially differ from these estimates.  These critical accounting policies and estimates should be read in conjunction with our consolidated financial statements as filed in this Report.

Listed below are the accounting policies we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved, and that we believe are critical to the understanding of our operations.

Impairment of Long-Lived Assets, Definite-Lived Intangible Assets and Goodwill

We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets, including property, plant and equipment, mineral reserves or mineral rights and definite-lived intangible assets may not be recoverable.  If such circumstances are determined to exist, an estimate of future cash flows produced by the asset group or individual assets within the asset group is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.  A detailed determination of the fair value may be carried forward from one year to the next if certain criteria have been met.  We report an asset to be disposed of at the lower of its carrying value or its estimated fair value.

Factors we generally consider important in our evaluation and that could trigger an impairment review of the carrying value of the asset group or individual assets within the asset group include expected operating trends, significant changes in the way assets are used, underutilization of our tangible assets, discontinuance of certain products by us or by our customers, and significant negative industry or economic trends.

The recoverability of the carrying value of our development stage mineral properties is dependent upon the successful development, start-up and commercial production of our mineral deposits and related processing facilities.  Our evaluation of mineral properties for potential impairment primarily includes assessing the existence or availability of required permits and evaluating changes in our mineral reserves, or the underlying estimates and assumptions, including estimated production costs.  Assessing the economic feasibility requires certain estimates, including the prices of products to be produced and processing recovery rates, as well as operating and capital costs.

The evaluation of goodwill for possible impairment includes a qualitative assessment of macroeconomic conditions, industry and market environments, overall performance of the reporting unit and specific events.  Goodwill is evaluated annually as of October 31 or more frequently if we believe indicators of impairment exist.  If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then a quantitative assessment is performed which requires estimating fair value using one or a combination of valuation techniques, such as discounted cash flows or based on comparable companies or transactions.  These valuations require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital.  Deviations from these assumptions and estimates could produce a materially different result.

As a result of declining market conditions in the Energy segment and a decline in our share price, our evaluation of goodwill provided impairment charges of $217.1 million.  See Note 10 in the consolidated financial statements for further detail.

Asset Retirement Obligations

Initially, we recognize a liability for asset retirement obligations, including reclamation costs at fair value, upon acquisition, construction or development and/or through the normal operation of the asset, if sufficient information exists to reasonably estimate the fair value of the liability.  These obligations generally include the estimated net future costs of dismantling, restoring and reclaiming operating mines and related mine sites, in accordance with federal, state, local regulatory and land lease agreement requirements.  We also factor in other assumptions, such as inflation, market risk premium, and discount rate, in estimating the fair value of the liability.  The liability is accreted over time through periodic charges to earnings.  In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset.

Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and abandonment costs.  The reclamation obligation is based on when spending for an existing environmental disturbance will occur.  If the asset retirement obligation is settled for an amount other than the carrying amount of the liability, a gain or loss is recognized on settlement.  We review, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at each mine site.  Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the costs expected to be incurred at a site.  Such cost estimates include, where applicable, ongoing care, maintenance and monitoring costs.  Changes in estimates at inactive mines are reflected in earnings in the period an estimate is revised.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recognized at their invoiced amounts and do not bear interest.  Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are generally due between 30 and 60 days, and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts outstanding longer than the payment terms are considered past due.  We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole.  Ongoing credit evaluations are performed.  We write-off accounts receivable when they are deemed uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Employee Benefit Plans

We provide a range of benefits to our employees and retired employees, including pensions and post-retirement healthcare and life insurance benefits.  We record annual amounts relating to these plans based on calculations specified by GAAP, which include various actuarial assumptions, including discount rates, assumed rates of returns, compensation increases, turnover rates, mortality rates and healthcare cost trend rates.  We review the actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so.  As required by GAAP, the effect of changes in assumptions are generally recorded or amortized over future periods.  We believe that the assumptions utilized in recording our obligations under the plans are reasonable based on advice from actuaries.  In 2018, the assumptions included discount rates from 3.90% to 8.75% and rates of return from 4.29% to 7.70%.

Equity Awards

We estimate future compensation expense related to equity-based awards through a fair value method and record the expense for awards over the vesting period.  Fair value methods use a valuation model to theoretically value stock option grants even though they are not available for trading and are of longer duration.  The Black-Scholes-Merton option-pricing model that we use includes the input of certain variables that are dependent on future expectations, including the expected lives of our options from grant date to exercise date, the volatility of our common stock, and our expected dividend rate of zero.  Our estimates of these variables are made for the purpose of using the valuation model to determine an expense for each reporting period and are not subsequently adjusted.  We recognize forfeitures when they occur.  We value our restricted stock units at the closing price of our stock as of the date of grant.

Fair Value of Derivatives

We record derivative instruments used to hedge interest rate exposure on the variable-rate debt obligations at their fair values.  Changes in the fair value of derivatives are recorded each period in other accumulated comprehensive income.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.  No components of our hedging instruments were excluded from the assessment of hedge effectiveness.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.  The gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

The fair values and effectiveness testing of our derivatives are based on prevailing market data and derived from proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions including interest rates, counterparty risk, and credit risk.  These assumptions could cause material changes in the fair value or effectiveness of our derivative instruments.

Taxes

Deferred taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the expenses are expected to reverse.  Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold, we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation.  Such adjustments are recognized entirely in the period in which they are identified.  The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

We evaluate quarterly the realizability of our deferred tax assets by assessing the need for a valuation allowance and by adjusting the amount of such allowance, if necessary.  The factors used to assess the likelihood of realization are our forecast of future taxable income in the appropriate jurisdiction to utilize the asset, and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets.  Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: a decline in sales or margins, increased competition or loss of market share.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions.  These audits can involve complex issues, which may require an extended time to resolve.  We believe that adequate provisions for income taxes have been made for all years.

Typically, the largest permanent item in computing both our effective rate and taxable income is the deduction for statutory depletion.  The depletion deduction is dependent upon a mine-by-mine computation of both gross income from mining and taxable income.

The Tax Act subjects us to current tax on our global intangible low-taxed income (“GILTI”).  To the extent that tax expense is incurred under the GILTI provisions, it will be treated as a component of income tax expense in the period incurred.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swaps

Due to our variable-rate indebtedness, we are exposed to fluctuations in interest rates.  We use fixed interest rate swaps to manage this exposure.  These derivative instruments are reported at fair value in other non-current assets and other long-term liabilities.  Changes in the fair value of derivatives are recorded each period in other comprehensive income.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.  No components of our hedging instruments were excluded from the assessment of hedge effectiveness.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.  The gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

We do not use derivative financial instruments for trading or speculative purposes.  By their nature, all such instruments involve risk, including the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract (credit risk) or the possibility that future changes in market price may make a financial instrument less valuable or more onerous (market risk).  As is customary for these types of instruments, we do not require collateral or other security from other parties to these instruments.  We believe that there is no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

We formally designate and document instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP.  We assess, both at inception and for each reporting period, whether the financial instruments used in hedging transactions are effective in offsetting changes in cash flows of the related underlying exposure.

As of December 31, 2018, the fair value of the interest rate swap was a liability of $4.1 million.

A hypothetical increase or decrease in interest rates by 1.0% would have had an approximate $9.6 million impact on our interest expense in the year ended December 31, 2018.

Market Risk

We are exposed to various market risks, including changes in interest rates.  Market risk related to interest rates is the potential loss arising from adverse changes in interest rates.  We do not believe that inflation has a material impact on our financial position or results of operations during periods covered by the financial statements included in this Annual Report on Form 10-K.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers.  In the years ended December 31, 2018 and 2017, one customer exceeded 10% of our revenues.  This customer accounted for 13% of our revenues in each of 2018 and 2017.  At December 31, 2018, we had two customers whose accounts receivable balances exceeded 10% of total receivables.  Approximately 10% of our accounts receivable balance at December 31, 2018 was from each of these two customers.  At December 31, 2017, we had one customer whose accounts receivable balance was approximately 13% of our accounts receivable balance.  We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Covia Holdings Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Covia Holdings Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income (loss), comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Stamford, Connecticut

March 22, 2019

Covia Holdings Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

Years Ended December 31, 2018, 2017, and 2016

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Revenues	$1,842,937	$1,295,112	$982,696
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	1,380,766	928,659	752,736

Operating expenses
Selling, general and administrative expenses	145,593	99,087	83,845
Depreciation, depletion and amortization expense	196,455	101,560	105,049
Goodwill and other asset impairments	267,034	-	9,634
Restructuring charges	21,954	-	2,700
Other operating expense (income), net	(5,024)	3,102	4,275
Operating income (loss) from continuing operations	(163,841)	162,704	24,457

Interest expense, net	60,322	14,653	23,999
Other non-operating expense, net	54,832	25,989	31,560
Income (loss) from continuing operations before provision (benefit) for income taxes	(278,995)	122,062	(31,102)

Provision (benefit) for income taxes	3,987	(8,825)	(25,332)
Net income (loss) from continuing operations	(282,982)	130,887	(5,770)
Less: Net income from continuing operations attributable to the non-controlling interest	103	-	-
Net income (loss) from continuing operations attributable to Covia Holdings Corporation	(283,085)	130,887	(5,770)

Income from discontinued operations, net of tax	12,587	23,284	9,435

Net income (loss) attributable to Covia Holdings Corporation	$(270,498)	$154,171	$3,665

Continuing operations earnings (loss) per share
Basic	$(2.26)	$1.09	$(0.05)
Diluted	(2.26)	1.09	(0.05)

Earnings (loss) per share
Basic	(2.16)	1.29	0.03
Diluted	$(2.16)	$1.29	$0.03

Weighted average number of shares outstanding
Basic	125,514	119,645	119,645
Diluted	125,514	119,645	119,645

The accompanying notes are an integral part of these consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2018, 2017, and 2016

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income (loss) from continuing operations	$(282,982)	$130,887	$(5,770)
Income from discontinued operations, net of tax	12,587	23,284	9,435
Net income (loss) before other comprehensive income (loss)	(270,395)	154,171	3,665
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	1,182	2,606	2,100
Employee benefit obligations	48,321	(1,991)	5,823
Amortization and change in fair value of derivative instruments	(5,083)	-	-
Total other comprehensive income, before tax	44,420	615	7,923
Provision (benefit) for income taxes related to items of other comprehensive income	11,417	(111)	2,239
Comprehensive income (loss), net of tax	(237,392)	154,897	9,349
Comprehensive income attributable to the non-controlling interest	103	-	-
Comprehensive income (loss) attributable to Covia Holdings Corporation	$(237,495)	$154,897	$9,349

The accompanying notes are an integral part of these consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Consolidated Balance Sheets

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
	(in thousands, except par value)
Assets
Current assets
Cash and cash equivalents	$134,130	$308,059
Accounts receivable, net of allowance for doubtful accounts of $4,488 and $3,682
at December 31, 2018 and 2017, respectively	267,268	219,719
Inventories, net	162,970	79,959
Other receivables	40,306	27,963
Prepaid expenses and other current assets	20,941	16,322
Current assets of discontinued operations	-	66,906
Total current assets	625,615	718,928

Property, plant and equipment, net	2,834,361	1,136,104
Deferred tax assets, net	8,740	7,441
Goodwill	131,655	53,512
Intangibles, net	137,113	25,596
Other non-current assets	18,633	2,416
Non-current assets of discontinued operations	-	96,101
Total assets	$3,756,117	$2,040,098

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$15,482	$50,045
Accounts payable	145,070	101,983
Accrued expenses	130,161	88,208
Current liabilities of discontinued operations	-	10,027
Total current liabilities	290,713	250,263

Long-term debt	1,612,887	366,967
Employee benefit obligations	54,789	97,798
Deferred tax liabilities, net	267,350	62,614
Other non-current liabilities	75,425	29,057
Non-current liabilities of discontinued operations	-	8,084
Total liabilities	2,301,164	814,783

Commitments and contingent liabilities (Note 19)
Equity
Preferred stock: $0.01 par value, 15,000 authorized shares at December 31, 2018
Shares outstanding: 0 at December 31, 2018	-	-
Common stock: $0.01 par value, 750,000 and 178,000 authorized shares at December 31, 2018 and 2017, respectively
Shares issued: 158,195 at December 31, 2018 and 2017
Shares outstanding: 131,188 and 119,645 at December 31, 2018
and 2017, respectively	1,777	1,777
Additional paid-in capital	388,027	43,941
Retained earnings	1,647,959	1,918,457
Accumulated other comprehensive loss	(95,225)	(128,228)
Total equity attributable to Covia Holdings Corporation before treasury stock	1,942,538	1,835,947
Less: Treasury stock at cost
Shares in treasury: 27,007 and 38,550 at December 31, 2018
and 2017, respectively	(488,141)	(610,632)
Total equity attributable to Covia Holdings Corporation	1,454,397	1,225,315
Non-controlling interest	556	-
Total equity	1,454,953	1,225,315
Total liabilities and equity	$3,756,117	$2,040,098

The accompanying notes are an integral part of these consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Consolidated Statements of Equity

Years Ended December 31, 2018, 2017, and 2016

	Equity attributable to Covia Holdings Corporation
			Additional		Accumulated Other				Non-
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock Shares	Capital	Earnings	Loss	Stock	Stock Shares	Subtotal	Interest	Total
	(in thousands)
Balances at December 31, 2015	$1,777	119,645	$37,856	$1,800,166	$(124,183)	$(610,632)	38,550	$1,104,984	$-	$1,104,984
Dividends declared	-	-	-	(50,000)	-	-	-	(50,000)	-	(50,000)
Transfer of Unimin Brazil to a Sibelco subsidiary	-	-	6,085	-	-	-	-	6,085	-	6,085
Net (loss) income	-	-	-	3,665	-	-	-	3,665	-	3,665
Other comprehensive loss	-	-	-	-	5,684	-	-	5,684	-	5,684
Balances at December 31, 2016	$1,777	119,645	$43,941	$1,753,831	$(118,499)	$(610,632)	38,550	$1,070,418	$-	$1,070,418
Adoption of accounting standards update related to reclassification of certain tax effects	-	-	-	10,455	(10,455)	-	-	-	-	-
Net income	-	-	-	154,171	-	-	-	154,171	-	154,171
Other comprehensive income	-	-	-	-	726	-	-	726	-	726
Balances at December 31, 2017	$1,777	119,645	$43,941	$1,918,457	$(128,228)	$(610,632)	38,550	$1,225,315	$-	$1,225,315
Net loss	-	-	-	(270,498)	-	-	-	(270,498)	103	(270,395)
Other comprehensive income	-	-	-	-	33,003	-	-	33,003	-	33,003
Distribution of HPQ Co. to Sibelco	-	(15,097)	-	-	-	(165,383)	15,097	(165,383)	-	(165,383)
Cash Redemption	-	(18,528)	-	-	-	(520,377)	18,528	(520,377)	-	(520,377)
Consideration transferred for share-based awards	-	-	40,414	-	-	-	-	40,414	-	40,414
Issuance of Covia common stock to Fairmount Santrol Holdings Inc. stockholders	-	45,044	296,221	-	-	807,026	(45,044)	1,103,247	-	1,103,247
Share-based awards exercised or distributed	-	124	(761)	-	-	1,225	(124)	464	-	464
Stock compensation expense	-	-	8,212	-	-	-	-	8,212	-	8,212
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	453	453
Balances at December 31, 2018	$1,777	131,188	$388,027	$1,647,959	$(95,225)	$(488,141)	27,007	$1,454,397	$556	$1,454,953

The accompanying notes are an integral part of these consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2018, 2017, and 2016

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income (loss) attributable to Covia Holdings Corporation	$(270,498)	$154,171	$3,665
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	200,525	112,705	116,259
Amortization of deferred financing costs	3,489	-	-
Prepayment penalties on Senior Notes	2,213	-	-
Goodwill and other asset impairments	267,034	-	9,634
Restructuring charges	21,954	-	-
Inventory write-downs	6,744	-	-
Loss on disposal of fixed assets	107	-	-
Change in fair value of interest rate swaps, net	(296)	-	-
Deferred income tax benefit	(6,542)	(47,215)	(18,528)
Stock compensation expense	8,212	-	-
Net income from non-controlling interest	103	-	-
Earnings of investee companies	-	-	(1,022)
Loss on sale of subsidiary	-	-	12,923
Other, net	(7,507)	(1,308)	3,182
Change in operating assets and liabilities, net of business combination effect:
Accounts receivable	105,850	(55,554)	(39,117)
Inventories	14,653	(7,383)	7,832
Prepaid expenses and other assets	(6,067)	5,101	(10,888)
Accounts payable	(59,062)	32,405	(2,062)
Accrued expenses	(33,525)	39,285	11,345
Net cash provided by operating activities	247,387	232,207	93,223

Cash flows from investing activities
Proceeds from sale of fixed assets	3,180	695	23
Capital expenditures	(264,052)	(108,854)	(73,516)
Cash of HPQ Co. distributed to Sibelco prior to Merger	(31,000)	-	-
Payments to Fairmount Santrol Holdings Inc. shareholders, net of cash acquired	(64,697)	-	-
Other investing activities	-	770	2,239
Net cash used in investing activities	(356,569)	(107,389)	(71,254)

Cash flows from financing activities
Proceeds from borrowings on Term Loan	1,650,000	-	-
Payments on Term Loan	(8,250)	-	-
Proceeds from borrowings on term debt	-	49,642	12,725
Payments on term debt	-	(103)	(210,331)
Prepayment on Unimin Term Loans	(314,642)	-	-
Prepayment on Senior Notes	(100,000)	-	-
Prepayment on Fairmount Santrol Holdings Inc. term loan	(695,625)	-	-
Fees for Term Loan and Senior Notes prepayment	(36,733)	-	-
Payments on capital leases and other long-term debt	(36,818)	-	-
Fees for Revolver	(4,500)	-	-
Cash Redemption payment to Sibelco	(520,377)	-	-
Proceeds from share-based awards exercised or distributed	464	-	-
Tax payments for withholdings on share-based awards exercised or distributed	(318)	-	-
Dividends paid	-	(50,000)	-
Net cash used in financing activities	(66,799)	(461)	(197,606)

Effect of foreign currency exchange rate changes	2,052	341	(480)
Increase (decrease) in cash and cash equivalents	(173,929)	124,698	(176,117)

Cash and cash equivalents:
Beginning of period [including cash of Discontinued Operations (Note 4)]	308,059	183,361	359,478
End of period	$134,130	$308,059	$183,361

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$(67,960)	$(17,360)	$(23,040)
Income taxes paid	(15,532)	(32,390)	(5,206)
Non-cash investing activities:
Increase (decrease) in accounts payable and accrued expenses for additions to property, plant, and equipment	$12,222	$(3,063)	$-

The accompanying notes are an integral part of these consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

1.	Organization

Nature of Operations

Covia Holdings Corporation, including its consolidated subsidiaries (collectively, “we,” “us,” “our,” “Covia,” and “Company”), is a leading provider of diversified mineral-based and material solutions for the Industrial and Energy markets.  We provide a wide range of specialized silica sand, nepheline syenite, feldspar, calcium carbonate, clay, kaolin, lime, and lime products for use in the glass, ceramics, coatings, foundry, polymers, construction, water filtration, sports and recreation, and oil and gas markets in North America and around the world.  Our Industrial segment provides raw, value-added and custom-blended products to the glass, ceramics, coatings, polymers, construction, foundry, filtration, sports and recreation and various other industries, primarily in North America.  Our Energy segment offers the oil and gas industry a comprehensive portfolio of raw frac sand, value-added-proppants, well-cementing additives, gravel-packing media and drilling mud additives that meet or exceed the API standards.  Our products serve hydraulic fracturing operations in the U.S., Canada, Argentina, Mexico, China, and northern Europe.

The Merger

On June 1, 2018 (the “Merger Date”), Unimin Corporation (“Unimin”) completed a business combination (the “Merger”) with Fairmount Santrol Holdings Inc. (“Fairmount Santrol”).  Upon closing of the Merger, Fairmount Santrol merged into a wholly-owned subsidiary of Unimin and ceased to exist as a separate corporate entity.  Immediately following the closing of the Merger, Unimin changed its name and began operating as Covia.  Fairmount Santrol common stock was delisted from the New York Stock Exchange (“NYSE”) prior to the market opening on June 1, 2018 and Covia commenced trading under the ticker symbol “CVIA” on that date.  Upon the consummation of the Merger, the former stockholders of Fairmount Santrol (including holders of certain Fairmount Santrol equity awards) received, in the aggregate, $170,000 in cash consideration and approximately 35% of the common stock of Covia.  Approximately 65% of Covia common stock is owned by SCR-Sibelco NV (“Sibelco”), previously the parent company of Unimin.  See Note 4 for further discussion of the Merger.

In connection with the Merger, the Company completed a debt refinancing transaction, with Barclays Bank PLC as administrative agent, by entering into a $1,650,000 senior secured term loan (“Term Loan”) and a $200,000 revolving credit facility (“Revolver”).  The proceeds of the Term Loan were used to repay the indebtedness of Unimin and Fairmount Santrol and to pay the cash portion of the Merger consideration and expenses related to the Merger.  See Note 11 for further discussion of the refinancing transaction and terms of such indebtedness.

As a condition to the Merger, Unimin contributed assets of its Electronics segment to Sibelco North America, Inc. (“HPQ Co.”), a newly-formed wholly owned subsidiary of Unimin, in exchange for all of the stock of HPQ Co. and the assumption by HPQ Co. of certain liabilities.  Unimin distributed all of the stock of HPQ Co. to Sibelco in exchange for 170 shares (or 15,097 shares subsequent to the stock split, see Note 6) of Unimin common stock held by Sibelco.  See Note 5 for a discussion of HPQ Co. which is presented as discontinued operations in these consolidated financial statements.

Costs and expenses incurred related to the Merger are recorded in Other non-operating expense, net in the accompanying Consolidated Statements of Income and include legal, accounting, valuation and financial advisory services, integration and other costs totaling $51,112 and $19,300 for the years ended December 31, 2018 and 2017, respectively.

Unimin was determined to be the acquirer in the Merger for accounting purposes, and the historical financial statements and the historical amounts included in the Notes to the Consolidated Financial Statements relate to Unimin.  The Consolidated Balance Sheet at December 31, 2018 reflects Covia; however, the Consolidated Balance Sheet at December 31, 2017 reflects Unimin only.  The presentation of information for periods prior to the Merger Date are not fully comparable to the presentation of information for periods presented after the Merger Date because the results of operations for Fairmount Santrol are not included in such information prior to the Merger Date.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the Consolidated Balance

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

Sheet as of December 31, 2018 and 2017, and the Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Equity and Cash Flows for the years ended December 31, 2018, 2017 and 2016.

The accompanying consolidated financial statements comprise Covia Holdings Corporation and its wholly-owned and majority-owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

On June 1, 2018, Unimin effected an 89:1 stock split with respect to its shares of common stock (see Note 6).  Unless otherwise noted, impacted amounts and share information included in the financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented.  Certain amounts in the notes to the financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the stock split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The more significant areas requiring the use of management estimates and assumptions relate to: business combination purchase price allocation, and the useful life of definite-lived intangible assets; asset retirement obligations; estimates of allowance for doubtful accounts; estimates of fair value for reporting units and asset impairments (including impairments of goodwill and other long-lived assets); adjustments of inventories to net realizable value; post-employment, post-retirement and other employee benefit liabilities; valuation allowances for deferred tax assets; and reserves for contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including the use of valuation experts.  Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Reclassifications

Certain reclassifications of prior period presentations have been made to conform to the current period presentation.

Revenue Recognition

We derive our revenues by mining, manufacturing, and processing minerals that our customers purchase for various uses.  Revenues are primarily derived from contracts with customers with terms typically ranging from one to eight years in length, and are measured by the amount of consideration we expect to receive in exchange for transferring our products.  The consideration we expect to receive is based on the volumes and price of the product per ton as defined in the underlying contract.  The price per ton is based on the market value for similar products plus costs associated with transportation and transloading, as applicable.  Depending on the contract, this may also be net of discounts and rebates.  The transaction price is not adjusted for the effects of a significant financing component, as the time period between transfer of control of the goods and expected payment is one year or less.  Sales, value-added, and other similar taxes collected are excluded from revenue.

On January 1, 2018, we adopted ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606).  The adoption did not require a cumulative adjustment to opening retained earnings and did not have a material impact on revenues for the year ended December 31, 2018.  Revenues are recognized as each performance obligation within the contract is satisfied; this occurs with the transfer of control of our product in accordance with delivery methods as defined in the underlying contract.  Transfer of control to customers generally occurs when products leave our facilities or at other predetermined control transfer points.  We have elected to continue to account for shipping and handling activities that occur after control of the related good transfers, as a cost of fulfillment instead of a separate performance obligation.  Transportation costs to move product from our production facilities to our distribution terminals are borne by us and capitalized into inventory.  These costs are included in cost of goods sold as the products are sold.  Our contracts may include one or multiple distinct performance obligations.  Revenues are assigned to each performance obligation based on its relative standalone selling price, which is generally the contractually-stated price.

Our products may be sold with rebates, discounts, take-or-pay provisions, or other features which are accounted for as variable consideration.  Rebates and discounts are not material and have not been separately disclosed.  Contracts that contain take-or-pay provisions obligate customers to pay shortfall payments if the required volumes, as defined in the contracts, are not purchased.  Shortfall payments are recognized as revenues when the likelihood of the customer purchasing the minimum volume becomes remote,

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

subject to renegotiation of the contract and collectability.  At December 31, 2018 and 2017, we had no revenues or accounts receivable related to shortfall payments.

We disaggregate revenues by major source consistent with our segment reporting.  See Note 21 for further detail.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash as well as liquid investments with original maturities of three months or less.  Our cash and cash equivalents are held on deposit and are available to us on demand without restriction, prior notice, or penalty.  At December 31, 2018, we had time deposits totaling $60,000 held with two U.S. banking institutions.

Accounts Receivable

Accounts receivable as presented in the consolidated balance sheets are related to our contracts and are recorded when the right to consideration becomes likely at the amount management expects to collect.  Accounts receivable do not bear interest if paid when contractually due, and payments are generally due within thirty to forty-five days of invoicing.  We typically do not record contract assets, as the transfer of control of our products results in an unconditional right to receive consideration.

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

Inventories

The cost of inventories is based on the weighted average principle, and includes expenditures incurred in acquiring the inventories, production or conversion costs and other costs incurred in bringing inventories to their existing location and condition.  In the case of finished goods and work-in-process, cost includes an appropriate share of production overhead.

Net realizable value is the estimated selling price in the ordinary course of business, less the estimated costs of completion and selling costs.  Inventories are written down to net realizable value when the cost of the inventories exceeds that value.

Consumables and regularly-replaced spare parts are stated at cost, less any provision for obsolescence.

Property, Plant, and Equipment

Property, plant and equipment are recorded at cost less accumulated depreciation, depletion and impairment losses (if any).  Cost includes expenditures that are directly attributable to the acquisition of the asset.  The cost of self-constructed assets includes the cost of materials and direct labor, any other costs directly attributable to bringing the assets to a working condition for their intended use, the present value of the costs of dismantling and removing the items and restoring the site on which they are located.

Where components of a large item have different useful lives, they are accounted for as separate items of property, plant and equipment.

Gains and losses on disposal of property, plant and equipment are determined by comparing the proceeds from disposal with the carrying amount of property, plant and equipment, and are recognized net within Other operating expense, net in the Consolidated Statements of Income (Loss).

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

Property, plant and equipment are depreciated on a straight-line basis over the estimated useful lives of the related assets from the date that they are installed and are ready for use, or with respect to internally constructed assets, from the date that the asset is completed and ready for use. The estimated service lives of property, plant and equipment are principally as follows:

Land and improvements	15-40 years
Mineral rights properties	10-20 years
Machinery and equipment	2-30 years
Buildings and improvements	10-40 years
Railroad equipment	10-25 years
Furniture, fixtures, and other	3-10 years

Mine exploration and mine development costs include expenditures to determine the existence and quality of a mineral body, drilling, gaining access to and preparing locations for drilling, clearing ground, drainage and building ramps and access ways.  Mine exploration and mine development costs are expensed if data shows no probable and proven reserves.  We begin capitalizing mine exploration and mine development costs at the point when proven and probable reserves are established and cease capitalization of these costs when the production of the mine commences.  Mine exploration and mine development costs are amortized over the shorter of 10 years or the life of the mine using the units-of-production method.

Stripping costs are costs of removing overburden and waste materials to gain access to mineral reserves.  Prior to the production phase of the mine, stripping costs are capitalized.  The production phase of a mine is deemed to begin when saleable materials, beyond a de minimum amount, are produced.  Stripping costs incurred during the production phase are variable production costs included in the costs of inventory, to be recognized in cost of sales in the same period as the sale of inventory.  The determination of the production phase becomes complex when second and subsequent pits at multiple pit-mines are developed.  The stripping costs of second and subsequent pits are expensed if they are determined to be part of the integrated operations of the first pit which is in the production phase.  The stripping costs of second and subsequent pits in a mine are capitalized if the pits are not integrated operations and are separate and distinct areas within the mine.  Capitalized stripping costs are amortized on a units of production method.

Assets under construction are stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on assets under construction until such time as the relevant assets are completed and put into use.

We capitalize interest costs incurred on funds used to construct property, plant, and equipment.  The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life.  Interest cost capitalized was $8,640 in 2018.  Historically, we funded all construction of property, plant, and equipment through cash on hand and no interest was capitalized as part of projects.

Depreciation and depletion expense was $171,750, $98,802, and $102,515 in the years ended December 31, 2018, 2017, and 2016, respectively.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt obligations.  Deferred financing costs associated with terms loans are included in long-term debt and deferred financing costs associated with the revolving credit facility are included in other assets.

At December 31, 2017, we did not have deferred financing costs.  The following table presents deferred financing costs as of December 31, 2018:

December 31, 2018
Deferred financing costs	$40,151
Accumulated amortization	(3,489)
Deferred financing costs, net	$36,662

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

Goodwill

Goodwill is tested annually for impairment at the reporting unit level, and is tested for impairment more frequently if events and circumstances indicate that the reporting unit might be impaired.  In testing goodwill for impairment, we perform a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  When performing a qualitative assessment, we evaluate qualitative factors such as economic performance, industry conditions, and other factors.  If the qualitative assessment indicates that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, then a quantitative assessment is performed to determine the reporting unit’s fair value.  If the reporting unit’s carrying value exceeds its fair value, then an impairment loss is recognized for the amount of the excess of the carrying amount over the reporting unit’s fair value.

The evaluation of goodwill for possible impairment includes estimating fair value using one or a combination of valuation techniques, such as discounted cash flows or comparable companies’ earnings multiples or transactions.  These valuations require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital.  Although we believe our assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.  Refer to Note 10 for additional information.

Impairment of Long-Lived Assets and Definite-Lived Intangible Assets

We periodically evaluate whether current events or circumstances indicate that the carrying value of our long-lived assets, including property, plant and equipment, mineral reserves or mineral rights and definite-lived intangible assets may not be recoverable.  If such circumstances are determined to exist, an estimate of future cash flows produced by the asset group or individual assets within the asset group is compared to the carrying value to determine whether an impairment exists.  If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.  A detailed determination of the fair value may be carried forward from one year to the next if certain criteria have been met.  We report an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

Factors we generally consider important in our evaluation and that could trigger an impairment review of the carrying value of the asset group or individual assets within the asset group include expected operating trends, significant changes in the way assets are used, underutilization of our tangible assets, discontinuance of certain products by us or by our customers, and significant negative industry or economic trends.

The recoverability of the carrying value of our development stage mineral properties is dependent upon the successful development, start-up and commercial production of our mineral deposits and related processing facilities.  Our evaluation of mineral properties for potential impairment primarily includes assessing the existence or availability of required permits and evaluating changes in our mineral reserves, or the underlying estimates and assumptions, including estimated production costs.  Assessing the economic feasibility requires certain estimates, including the prices of products to be produced and processing recovery rates, as well as operating and capital costs.

The evaluation of such assets for possible impairment includes a qualitative assessment of macroeconomic conditions, industry and market environments, overall performance of the reporting segment and specific events.  If the qualitative assessment indicates the asset may be impaired, then a quantitative assessment is performed which requires estimating fair value using one or a combination of valuation techniques, such as discounted cash flows or based on comparable companies or transactions.  These valuations require us to make estimates and assumptions regarding future operating results, cash flows, changes in working capital and capital expenditures, selling prices, profitability, and the cost of capital.  Deviations from these assumptions and estimates could produce a materially different result.

Earnings per Share

Basic and diluted earnings per share is presented for net income (loss) attributable to us.  Basic earnings per share is computed by dividing income (loss) available to our common stockholders by the weighted-average number of outstanding common shares for the period.  Diluted earnings per share is computed by increasing the weighted-average number of outstanding shares of common stock to include the additional shares of common stock that would be outstanding after exercise of outstanding stock options and restricted

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

stock units calculated using the treasury stock method.  Potential shares of common stock in the diluted earnings per share calculation are excluded to the extent that they would be anti-dilutive.

Prior to the Merger, we had no stock options, warrants, convertible securities, or other potentially dilutive financial instruments and, therefore, there is no difference in the number basic weighted average shares outstanding and diluted weighted average shares outstanding.

Derivatives and Hedging Activities

Due to our variable-rate indebtedness, we are exposed to fluctuations in interest rates.  We enter into interest rate swap agreements as a means to partially hedge our variable interest rate risk.  The derivative instruments are reported at fair value in other non-current assets and other long-term liabilities.  Changes in the fair value of derivatives are recorded each period in accumulated other comprehensive loss.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.  No components of our hedging instruments were excluded from the assessment of hedge effectiveness.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.  The gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.  See Note 13 for further information.

Foreign Currency Translation

The financial statements of subsidiaries with a functional currency other than the reporting currency are translated into U.S. dollars using month-end exchange rates for assets and liabilities and average monthly exchange rates for income and expenses.  Any translation adjustments are recorded in accumulated other comprehensive loss within stockholders’ equity.  Foreign currency exchange gains or losses that arise from currency exchange rate changes on transactions denominated in currencies other than the functional currency are recorded in the Consolidated Statements of Income (Loss), as applicable.

Concentration of Labor

Approximately 34% of our labor force is covered under union agreements in the U.S., Canada and Mexico.  These agreements are renegotiated when their terms expire.  There are three agreements that are due to be renegotiated in 2019 for the U.S. and Canada, which represents approximately 16% of the U.S. and Canada agreements.  There are nine agreements in Mexico that are renegotiated annually.

Concentration of Credit Risk

At December 31, 2018, we had two customers whose accounts receivable balances exceeded 10% of total receivables.  These two customers each comprised approximately 10% of our accounts receivable balance at December 31, 2018.  At December 31, 2017, we had one customer whose accounts receivable balance approximated 13% of our accounts receivable balance.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  This approach requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the expenses are expected to reverse.  Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

We recognize a tax benefit associated with an uncertain tax position when, in our judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority.  For a tax position that meets the more-likely-than-not recognition threshold,

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

we initially and subsequently measure the tax benefit as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority.  The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, case law developments and new or emerging legislation.  Such adjustments are recognized entirely in the period in which they are identified.  The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by management.

We evaluate quarterly the realizability of our deferred tax assets by assessing the need for a valuation allowance and by adjusting the amount of such allowance, if necessary.  The factors used to assess the likelihood of realization are our forecast of future taxable income in the appropriate jurisdiction to utilize the asset, and available tax planning strategies that could be implemented to realize the net deferred tax assets.  Failure to achieve forecasted taxable income might affect the ultimate realization of the net deferred tax assets.  Factors that may affect our ability to achieve sufficient forecasted taxable income include, but are not limited to, the following: a decline in sales or margins, increased competition or loss of market share.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions.  These audits can involve complex issues, which may require an extended time to resolve.  We believe that adequate provisions for income taxes have been made for all years.

Typically, the largest permanent item in computing both our effective rate and taxable income is the deduction for statutory depletion.  The depletion deduction is dependent upon a mine-by-mine computation of both gross income from mining and taxable income.

The Tax Act subjects us to current tax on our GILTI.  To the extent that tax expense is incurred under the GILTI provisions, it will be treated as a component of income tax expense in the period incurred.

Asset Retirement Obligation

We estimate the future cost of dismantling, restoring, and reclaiming operating excavation sites and related facilities in accordance with federal, state, and local regulatory requirements.  We record the initial estimated present value of these costs as an asset retirement obligation and increase the carrying amount of the related asset by a corresponding amount.  The related asset is classified as property, plant, and equipment and amortized over its useful life.  We adjust the related asset and liability for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.  Cost estimates are escalated for inflation and market risk premium, then discounted at the credit adjusted risk free rate.  If the asset retirement obligation is settled for more or less than the carrying amount of the liability, a loss or gain will be recognized in the period the obligation is settled.  As of December 31, 2018 and 2017, we had asset retirement obligations of $31,199 and $12,472, respectively.  We recognized accretion expense of $2,543, $1,369, and $915 in the years ended December 31, 2018, 2017, and 2016, respectively.  These amounts are included in Other operating expense, net in the Consolidated Statements of Income (Loss).  Other than those asset retirement obligations that were assumed and recorded in connection with the Merger and accretion expense, there were no changes in the liability during these periods.

Research and Development (“R&D”)

Our R&D expenses consist of personnel and other direct and indirect costs for internally-funded project development.  Total expenses for R&D for the year ended December 31, 2018 were $2,210 and are recorded in selling, general and administrative expenses in the Consolidated Statements of Income (Loss).  Total R&D expenses represented 0.1% of revenues in 2018.  R&D expenses in 2017 and 2016 were not material.

Accumulated Other Comprehensive Loss

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

Accumulated other comprehensive loss is a separate line within the Consolidated Statements of Equity that reports the Company’s cumulative income (loss) that has not been reported as part of net income (loss).  Items that are included in this line are the income (loss) from foreign currency translation, actuarial gains (losses) and prior service cost related to pension and other post-employment liabilities and unrealized gains on interest rate hedges.  The components of accumulated other comprehensive loss attributable to Covia Holdings Corporation at December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Gross	Tax Effect	Net Amount
Foreign currency translation adjustments	$(53,389)	$-	$(53,389)
Amounts related to employee benefit obligations	(52,496)	14,574	(37,922)
Unrealized gain (loss) on interest rate hedges	(5,083)	1,169	(3,914)
	$(110,968)	$15,743	$(95,225)

	December 31, 2017
	Gross	Tax Effect	Net Amount
Foreign currency translation adjustments	$(54,571)	$-	$(54,571)
Amounts related to employee benefit obligations	(100,817)	27,160	(73,657)
	$(155,388)	$27,160	$(128,228)

The following table presents the changes in accumulated other comprehensive loss by component for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Foreign	Amounts related	Unrealized
	currency	to employee	gain (loss)
	translation	benefit	on interest
	adjustments	obligations	rate hedges	Total
Beginning balance	$(54,571)	$(73,657)	$-	$(128,228)
Other comprehensive income
before reclassifications	1,182	31,829	(4,714)	28,297
Amounts reclassified from
accumulated other comprehensive loss	-	3,906	800	4,706
Ending balance	$(53,389)	$(37,922)	$(3,914)	$(95,225)

	Year Ended December 31, 2017
	Foreign	Amounts related
	currency	to employee
	translation	benefit
	adjustments	obligations	Total
Beginning balance	$(57,177)	$(61,322)	$(118,499)
Other comprehensive income
before reclassifications	2,606	(7,823)	(5,217)
Amounts reclassified from accumulated
other comprehensive loss	-	(4,512)	(4,512)
Ending balance	$(54,571)	$(73,657)	$(128,228)

In connection with the adoption of ASU 2018-02, we have included $10,455 in amounts reclassified from accumulated other comprehensive loss for the reclassification of stranded tax effects resulting from the Tax Act.  This amount has been reclassified from accumulated other comprehensive loss to retained earnings within Shareholders’ Equity.

The following table presents the reclassifications out of accumulated other comprehensive loss during the years ended December 31, 2018, 2017, and 2016:

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

	Amount reclassified
	from accumulated
Year Ended December 31, 2018	other comprehensive	Affected line item on
Details about accumulated other comprehensive loss	loss	the statement of income (loss)
Change in fair value of derivative swap agreements
Interest rate hedging contracts	$1,040	Interest expense, net
Tax effect	(240)	Provision for income taxes
	$800	Net of tax
Amortization of employee benefit obligations
Prior service costs	$1,675	Other non-operating expense, net
Actuarial losses	3,606	Other non-operating expense, net
Tax effect	(1,375)	Provision for income taxes
	3,906	Net of tax
Total reclassifications for the period	$4,706	Net of tax

	Amount reclassified
	from accumulated
Year Ended December 31, 2017	other comprehensive	Affected line item on
Details about accumulated other comprehensive loss	loss	the statement of income (loss)
Amortization of employee benefit obligations
Prior service cost	$552	Other non-operating expense, net
Actuarial losses	5,745	Other non-operating expense, net
Tax effect	(354)	Provision for income taxes
Total reclassifications for the period	$5,943	Net of tax

	Amount reclassified
	from accumulated
Year Ended December 31, 2016	other comprehensive	Affected line item on
Details about accumulated other comprehensive loss	loss	the statement of income (loss)
Amortization of employee benefit obligations
Prior service cost	$541	Other non-operating expense, net
Actuarial losses	18,577	Other non-operating expense, net
Tax effect	(7,347)	Provision for income taxes
Total reclassifications for the period	$11,771	Net of tax

3.	Recent Accounting Pronouncements

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

On January 1, 2018, the Company adopted ASU 2014-09 for all contracts which were not completed as of January 1, 2018 using the modified retrospective transition method.  The adoption did not require a cumulative adjustment to opening retained earnings and did not have a material impact on revenues for the year ended December 31, 2018.

In March 2016, the FASB issued ASU No. 2016-09 – Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplifies the accounting treatment for excess tax benefits and deficiencies, forfeitures, and cash flow considerations related to share-based payment transactions.  ASU 2016-09 requires all tax effects of share-based payments to be recorded through the income

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

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

In March 2017, the FASB issued ASU No. 2017-07 – Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”).  ASU 2017-07 requires that an employer report the service cost component in the same line item in the income statement as other compensation costs arising from services rendered by the pertinent employees during the period as well as appropriately described relevant line items.  ASU 2017-07 also disallows capitalization of the other components of net periodic benefit costs and requires those costs to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations.  ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted.  Companies are required to retrospectively apply the requirement for a separate presentation in the income statement of service costs and other components of net benefit cost and prospectively adopt the requirement to limit the capitalization of benefit costs to the service component.  Application of a practical expedient is allowed permitting an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.  The Company adopted ASU 2017-07 as of January 1, 2018 and utilized the practical expedient to estimate the impact on the prior comparative period information presented in the interim and annual financial statements.  Previously, the Company capitalized all net periodic benefit costs incurred for plant personnel in inventory and recorded the majority of net periodic benefit costs incurred by corporate personnel and retirees into selling, general, and administrative expenses.  After the adoption, the Company records all components of net periodic benefit costs, aside from service costs, as a component of Other non-operating expense, net in the Consolidated Statements of Income.

The following is a reconciliation of the effect of the reclassification of the net benefit cost in the Company’s Consolidated Statements of Income for the years ended December 31, 2017 and 2016:

	Year Ended December 31, 2017
	As Reported	Adjustments	As Revised
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	$932,983	$(4,324)	$928,659
Selling, general and administrative expenses	101,452	(2,365)	99,087
Other non-operating expense, net	$19,300	$6,689	$25,989

	Year Ended December 31, 2016
	As Reported	Adjustments	As Revised
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	$754,465	$(1,729)	$752,736
Selling, general and administrative expenses	100,921	(17,076)	83,845
Other non-operating expense, net	15,623	19,659	35,282
Other operating expense	$5,129	$(854)	$4,275

In August 2017, the FASB issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

statements.  Subject matters addressed include risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectiveness, and effectiveness testing.  All transition requirements and elections should be applied to existing hedging relationships as of the date of adoption and reflected as of the beginning of the fiscal year of adoption.  On August 1, 2018, the Company entered into hedge accounting for its interest rate swaps and elected to early adopt ASU 2017-12 at the date of designation.  The adoption did not result in a cumulative effect adjustment in the Consolidated Balance Sheets.  See Note 13 for further detail.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 – Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize a right-of-use asset and lease liability on their consolidated balance sheet related to the rights and obligations created by most leases, while continuing to recognize expense on their consolidated statements of income over the lease term.  ASU 2016-02 also requires disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases.

The Company adopted the new standard on January 1, 2019 using a modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application.  Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The Company has elected the ‘package of practical expedients’ which permits us not to reassess under the new standard, our prior conclusions about lease identification, lease classification, initial direct costs and the treatment of land easements.  We did not elect the use-of-hindsight practical expedient.  We have elected the short-term lease recognition exemption for all of our leased assets, including those assets in transition, such that for those leases that qualify, we will not recognize right-of-use assets or lease liabilities.  We have also elected to not separate lease and non-lease components for all of our leases.

The Company believes the adoption will have a material impact on its consolidated financial statements.  While we continue to assess all of the effects of adoption, the most significant effects relate to our rail cars which are subject to operating leases.  On adoption, we expect to recognize additional lease liabilities ranging from $385,000 to $415,000 with corresponding right-of-use assets ranging from $415,000 to $445,000.

In June 2016, the FASB issued ASU No. 2016-13 – Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”).  ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Additionally, ASU 2016-13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected through the use of an allowance of expected credit losses.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and requires a modified retrospective approach.  The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

In March 2018, the FASB issued ASU No. 2018-05 – Income Taxes (Topic 740) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”).  ASU 2018-05 provides guidance regarding the recording of tax impacts where uncertainty exists, in the period of adoption of the Tax Act, which allowed companies to reflect provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but for which a reasonable estimate could be determined.  See Note 15 for further detail.

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

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

The amendments in ASU 2018-14 remove various disclosures that no longer are considered cost-beneficial, namely amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost over the next fiscal year.  Further, ASU 2018-14 requires disclosure or clarification of the reasons for significant gains or losses related to changes in the benefit obligation for the period, as well as projected and accumulated benefit obligations in excess of plan assets.  ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and should be applied on a retrospective basis, with early adoption permitted.  The Company is in the process of evaluating the impact of this new guidance on its consolidated financial statements and disclosures.

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

4.	Merger and Purchase Accounting

As previously noted, on June 1, 2018, Fairmount Santrol was merged into a subsidiary of Unimin, after which Fairmount Santrol ceased to exist as a separate corporate entity.  Refer to Note 1 for additional information related to the Merger.

The Merger Date fair value of consideration transferred was $1,313,660, which consisted of share-based awards, cash, and Covia common stock.  The consideration transferred to Fairmount Santrol’s stockholders included cash of $170,000.  The cash portion of the Merger consideration was funded with proceeds of the Term Loan, as well as cash on Unimin’s balance sheet.  See Note 11 for additional information.

The operating results of Fairmount Santrol since the Merger Date are included in the consolidated financial statements.  The Merger qualifies as a business combination and is accounted for using the acquisition method of accounting.

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

The estimates of fair values of the assets acquired and liabilities assumed were based on information available as of the Merger Date.  During the third and fourth quarter of 2018, the Company refined certain underlying inputs and assumption in its valuation models and finalized the purchase accounting fair value assessment as of December 31, 2018.  The following table summarizes the purchase price accounting of the acquired assets and liabilities assumed as of June 1, 2018, including measurement period adjustments.

	June 1, 2018		June 1, 2018
	(as previously reported)	Adjustments	(as adjusted)
Cash and cash equivalents	$105,303	$-	$105,303
Inventories, net	107,393	612	108,005
Accounts receivable	159,373	-	159,373
Property, plant, and equipment, net	1,485,785	164,091	1,649,876
Intangible assets, net	148,830	(12,608)	136,222
Prepaid expenses and other assets	9,563	-	9,563
Other non-current assets	19,836	(15,654)	4,182
Total identifiable assets acquired	2,036,083	136,441	2,172,524
Debt	738,661	10,061	748,722
Other current liabilities	162,885	(2,768)	160,117
Deferred tax liability	163,730	35,897	199,627
Other long-term liabilities	75,529	(30,360)	45,169
Total liabilities assumed	1,140,805	12,830	1,153,635
Net identifiable assets acquired	895,278	123,611	1,018,889
Non-controlling interest	453	-	453
Goodwill	418,835	(123,611)	295,224
Total consideration transferred	$1,313,660	$-	$1,313,660

In addition to the changes in the balances noted above, the Company recorded an adjustment to increase Depreciation, depletion, and amortization expense of $1,994 during the year ended December 31, 2018 as a result of the adjustment to property, plant, and equipment and certain intangible assets.

The fair values were based on management’s analysis, including work performed by third-party valuation specialists.  A number of significant assumptions and estimates were involved in the application of valuation methods, including sales volumes and prices, royalty rates, production costs, tax rates, capital spending, discount rates, and working capital changes.  Cash flow forecasts were generally based on Fairmount Santrol’s pre-Merger forecasts.  Valuation methodologies used for the identifiable assets acquired and liabilities assumed utilize Level 1, Level 2, and Level 3 inputs including quoted prices in active markets and discounted cash flows using current interest rates.

Accounts receivable, other current liabilities, non-current assets and other long-term liabilities, excluding asset retirement obligations and contingent consideration included in other long-term liabilities, were valued at the existing carrying values as they represented the estimated fair value of those items at the Merger Date based on management’s judgement and estimates.

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

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

The fair value of the customer relationship intangible assets was determined using the With and Without Method which is an income approach and considers the time needed to rebuild the customer base.  The fair value of the railcar leasehold interest was determined using the discounted cash flow method (“DCF Method”) which is an income approach.  The fair value of the trade name and technology intangible assets was determined using the Relief from Royalty Method which is an income approach and is based on a search of comparable third party licensing agreements and internal discussions regarding the significance of the trade names and technology and the profitability of the associated revenue streams.

The fair value of the acquired intangible assets and the related estimated useful lives at the Merger Date were the following:

	Approximate	Estimated
	Fair Value	Useful Life
Customer relationships	$73,000	6 years
Railcar leasehold interests	40,914	1-15 years
Trade name	17,000	1 year
Technology	5,000	12 years
Other	308	95 years
Total approximate fair value	$136,222

Goodwill is calculated as the excess of the purchase price over the fair value of net identifiable assets acquired.  Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Goodwill of $78,143 and $217,081 allocated to the Industrial and Energy reporting units respectively, is attributable to the earnings potential of Fairmount Santrol’s product and plant portfolio, anticipated synergies, the assembled workforce of Fairmount Santrol, and other benefits that the Company believes will result from the Merger.  During the third quarter of 2018 it was determined the goodwill allocated to the Energy reporting unit was impaired and was written off in its entirety.  Refer to Note 10 for additional information.  None of the goodwill is expected to be deductible for income tax purposes.

The carrying value of the debt approximated the fair value of the debt at June 1, 2018.

The deferred tax liability relates to the tax effect of fair value adjustments of the assets and liabilities acquired, including mineral reserves, property, plant and equipment and intangible assets.

Asset retirement obligations are included in other long-term liabilities in the table of fair values noted above.  The related asset is included in property, plant, and equipment, net in the table of fair values noted above.  The asset retirement obligations assumed and related assets acquired in connection with the Merger were adjusted to reflect revised estimates of the future cost of dismantling, restoring, and reclaiming of certain sites and related facilities as of the Merger Date.

Included in other long-term liabilities is $9,500 for a pre-acquisition contingent consideration arrangement in the form of earnout payments, related to the purchase of the Propel SSP technology.  We entered into an amendment to the SSP purchase agreement on June 1, 2018.  Based on information and estimates at the time, we estimated the fair value of contingent consideration to be approximately $9,500.  Subsequent to the Merger Date, changes in projected cash flows were revised downward based on post-Merger decline in the market conditions for the Energy segment and a customer supply agreement that was not renewed at December 31, 2018.  These revisions gave rise to a reduction of the contingent consideration liability of approximately $5,000, which is recorded as income in Other operating expense (income) in the Consolidated Statements of Income (Loss).  The earnout payments are based on a fixed percentage of sales of Propel SSP® and other products incorporating the SSP technology for thirty years commencing on June 1, 2018.  The amendment eliminated the threshold payments of $195,000 which were previously required in order for the Company to retain 100% ownership of the technology.  It also provides for the non-exclusive right to license the technology at a negotiated rate.  The fair value of the earnout was determined using a scenario-based method due to the linear nature of the consideration payments.

The Company assumed the outstanding stock-based equity awards (the “Award(s)”) of Fairmount Santrol at the Merger Date.  Each outstanding Award of Fairmount Santrol was converted to a Covia award with similar terms and conditions at the exchange ratio of 5:1.  The Company recorded $40,414 of Merger consideration for the value of Awards earned prior to the Merger Date.  The remaining value represents post-Merger compensation expense of $10,416, which will be recognized over the remaining vesting period of the Awards.  In addition, at June 1, 2018, the Company recorded $2,400 of expense for Awards whose vesting was

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

accelerated upon a change in control and certain other terms pursuant to the Merger agreement and therefore considered a Merger related expense and recorded in Other non-operating expense, net in the accompanying Consolidated Statements of Income (Loss).  Refer to Note 16 for additional information.

The Company has not separately disclosed the revenue and earnings of Fairmount Santrol from the Merger Date through December 31, 2018.  Due to the integration of Fairmount Santrol’s operations and customer contracts into the Covia supply chain network and customer contracts, it is impracticable to provide a reasonable estimate of these revenue and earnings.

Pro Forma Condensed Combined Financial Information (Unaudited)

The following unaudited pro forma condensed combined financial information presents the Company’s combined results as if the Merger had occurred on January 1, 2017.  The unaudited pro forma financial information was prepared to give effect to events that are (i) directly attributable to the Merger; (ii) factually supportable; and (iii) expected to have a continuing impact on the Company’s results.  All material intercompany transactions during the periods presented have been eliminated.  These pro forma results include adjustments for interest expense that would have been incurred to finance the transaction and reflect purchase accounting adjustments for additional depreciation, depletion and amortization on acquired property, plant and equipment and intangible assets.  The pro forma results exclude Merger related transaction costs and expenses that were incurred in conjunction with the Merger in the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Revenues	$2,320,269	$2,254,907
Net income	(185,497)	143,785
Earnings per share – basic	$(1.48)	$1.20
Earnings per share – diluted	(1.48)	1.20

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

5.	Discontinued Operation – Disposition of Unimin’s Electronics Segment

On May 31, 2018, prior to, and as a condition to the closing of the Merger, Unimin transferred assets and liabilities of its global high purity quartz business, HPQ Co., to Sibelco in exchange for 170 shares (or 15,097 shares subsequent to the stock split) of Unimin common stock held by Sibelco.

The transaction was between entities under common control and therefore the Unimin common stock received from Sibelco was recorded at the carrying value of the net assets transferred at May 31, 2018, in the amount of $165,383, in Treasury stock within Equity.  The transfer of HPQ Co. to Sibelco was a tax-free transaction.

The disposition of HPQ Co. qualified as discontinued operations, as it represented a significant strategic shift of the Company’s operations and financial results.  In addition, the operations and cash flows of HPQ Co. could be distinguished, operationally and for financial reporting purposes, from the rest of the Company.

The historical balance sheet and statements of operations of the HPQ Co. business have been presented as discontinued operations in the condensed consolidated financial statements for periods prior to the Merger.  Discontinued operations include the results of HPQ Co., except for certain allocated corporate overhead costs and certain costs associated with transition services provided by the Company to HPQ Co.  These previously allocated costs remain part of continuing operations.

The carrying amounts of the major classes of assets and liabilities of the Company’s discontinued operations as of December 31, 2017 were as follows:

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

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

Included in Other receivables is $17,296 for cash generated from July 1, 2017 through December 31, 2017 due from Covia to HPQ Co.  This amount was included in Accrued expenses on Covia’s Consolidated Balance Sheets at December 31, 2017 and paid out on the Merger Date.

The operating results of the Company’s discontinued operations up to the Merger Date are as follows:

	Year Ended December 31,
	2018	2017	2016
Major line items constituting income from discontinued operations
Revenues	$74,015	$149,375	$110,780
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	46,442	99,974	72,480
Selling, general and administrative expenses	8,762	14,519	11,794
Depreciation, depletion and amortization expense	4,072	11,145	11,210
Other operating income	(69)	(155)	642
Income from discontinued operations before provision for income taxes	14,808	23,892	14,654
Provision for income taxes	2,221	608	5,219
Income from discontinued operations, net of tax	$12,587	$23,284	$9,435

The significant operating and investing cash and noncash items of the discontinued operations included in the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Depreciation, depletion and amortization expense	$4,072	$11,145	$11,210
Capital expenditures	$3,549	$2,559	$1,406

6.	Stockholders’ Equity

Prior to the consummation of the Merger, Unimin redeemed 170 shares (or 15,097 shares subsequent to the stock split) of common stock from Sibelco in connection with the disposition of HPQ Co.  Additionally, Unimin redeemed 208 shares (or 18,528 shares subsequent to the stock split) of common stock from Sibelco in exchange for a payment of $520,377 to Sibelco (the “Cash Redemption”).  The Cash Redemption was financed with the proceeds of the Term Loan (see Note 7) and cash on hand.  On June 1, 2018, the Company effected an 89:1 stock split with respect to its shares of common stock and, in connection therewith, amended and restated its certificate of incorporation to increase the Company’s authorized capital stock to 750,000 shares of common stock and 15,000 shares of preferred stock and decreased its par value per share from $1.00 to $0.01.

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

As a result of the Merger, Fairmount Santrol stockholders received 45,044 shares of Covia common stock, which were issued out of Covia treasury stock.

7.	Inventories, net

At December 31, 2018 and 2017, inventories consisted of the following:

	December 31, 2018	December 31, 2017
Raw materials	$30,410	$16,393
Work-in-process	19,886	1,738
Finished goods	73,628	35,905
Spare parts	39,046	25,923
Inventories, net	$162,970	$79,959

As a result of the Merger, the Company recorded approximately $38,409 of fair value adjustments in inventory, which included approximately $7,593 of spare parts.  Of this amount, approximately $28,314 was recorded in costs of goods sold, based on inventory turnover, during the year ended December 31, 2018.

In the third quarter of 2018, the Company recorded the write-down of inventories at four idled facilities in the amount of $6,744.  The expense is recorded in Cost of goods sold in the Consolidated Statements of Income (Loss).  All of the idled facilities are within the Energy segment.

8.	Property, Plant, and Equipment, net

At December 31, 2018 and 2017, property, plant, and equipment consisted of the following:

	December 31, 2018	December 31, 2017
Land and improvements	$224,894	$151,374
Mineral rights properties	1,323,090	266,627
Machinery and equipment	1,607,116	1,045,811
Buildings and improvements	544,117	341,218
Railroad equipment	155,998	147,345
Furniture, fixtures, and other	5,260	3,657
Assets under construction	184,360	234,988
	4,044,835	2,191,020
Accumulated depletion and depreciation	(1,210,474)	(1,054,916)
Property, plant, and equipment, net	$2,834,361	$1,136,104

All of the Company’s capital leases are categorized as machinery and equipment.  The depreciation of capital leases is recorded in depreciation, depletion, and amortization expenses in the Consolidated Statements of Income (Loss).  Their cost and related accumulated depreciation in the balance sheet are as follows:

December 31, 2018
Cost	$19,215
Accumulated depreciation	(2,245)
Net book value	$16,970

In June 2018, the Company wrote down $12,300 of assets under construction related to a facility expansion that was terminated.  The write-down reflects the cost of assets that could not be used or transferred to other facilities.  This amount is included in Goodwill and other asset impairments on the Condensed Consolidated Statements of Income for the year ended December 31, 2018.

The Company is required to evaluate the recoverability of the carrying amount of its long-lived asset groups whenever events or changes in circumstances indicate that the carrying amount of the asset groups may not be recoverable.  Based on the adverse business conditions, the decline in the Company’s share price and the idling of certain assets within the Energy segment, the Company

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

performed an evaluation of all asset groups.  The undiscounted cash flows to be generated from the use and eventual disposition of the asset groups were compared to the carrying value of the asset groups and it was determined the carrying amount of Covia’s asset groups were recoverable at December 31, 2018.

Due to the idling of certain facilities in the Energy segment, the Company has ceased to use certain long-lived assets.  The Company recorded an expense of $37,653 to adjust the carrying amount of these long-lived assets to their salvage value, if any, at December 31, 2018.  This expense is recorded in Goodwill and other asset impairments on the Consolidated Statements of Income (Loss).  Additionally, during the year ended December 31, 2016, the Company closed a terminal and wrote-down greenfield land.  As a result, the Company recorded an expense of $9,634, which was recorded in Goodwill and other assets impairments on the Consolidated Statements of Income (Loss).

9.	Accrued Expenses

At December 31, 2018 and 2017, accrued expenses consisted of the following:

	December 31, 2018	December 31, 2017
Accrued bonus & other benefits	$38,445	$20,427
Accrued Merger related costs	502	13,030
Accrued restructuring charges	15,819	-
Accrued insurance	7,026	8,218
Accrued property taxes	9,120	1,773
Accrual for HPQ Co.	-	17,296
Accrual for capital spending	19,289	2,790
Other accrued expenses	39,960	24,674
Accrued expenses	$130,161	$88,208

10.	Goodwill and Intangible Assets

As of December 31, 2018 and 2017, goodwill was $131,655 and $53,512, respectively, and the activity within those years is as follows:

	Beginning Balance	Acquisitions	Impairment	Ending Balance
Year Ended December 31, 2018:
Energy	$-	$217,081	$(217,081)	$-
Industrial	53,512	78,143	-	131,655
Total goodwill	$53,512	$295,224	$(217,081)	$131,655

Year Ended December 31, 2017:
Industrial	$53,512	$-	$-	$53,512
Total goodwill	$53,512	$-	$-	$53,512

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

Goodwill represents the excess of purchase price over the fair value of net assets acquired.  The Company evaluates goodwill at the reporting unit level on an annual basis on October 31 and also on an interim basis when indicators of impairment exist.  In addition to the annual test, the market conditions within the Company’s Energy reporting unit combined with the decline in the Company’s share price triggered testing for goodwill impairment at September 30, 2018 and December 31, 2018 using Level 3 inputs.  The tests were performed at the reporting unit level using a combination of the discounted cash flow forecast methodology using a peer-based, risk-adjusted weighted average cost of capital and the market multiples approach.  The Company believes the use of these methodologies is the most reliable indicator of the fair values of the reporting units.  Upon completion of the tests, the entire amount of goodwill in the Energy reporting unit was determined to be impaired and an impairment charge in the amount of $217,081 was recorded in 2018.  The goodwill attributed to the Industrial reporting unit was determined to not be impaired for any of the testing periods.

Changes in the carrying amount of intangible assets as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Beginning balance	$52,196	$55,328
Less: HPQ Co. assets	-	(3,132)
Assets acquired	136,222	-
Ending balance	188,418	52,196
Accumulated amortization, beginning balance	(26,600)	(25,222)
Less: HPQ Co. accumulated amortization	-	1,567
Amortization for the period	(24,705)	(2,945)
Accumulated amortization, ending balance	(51,305)	(26,600)
Intangible assets, net	$137,113	$25,596

Intangible assets, net includes the following:

	December 31, 2018
	Gross	Accumulated	Intangible
	Carrying Amount	Amortization	Assets, net
Supply agreements	$48,026	$(28,598)	$19,428
Stream mitigation rights	4,170	(781)	3,389
Customer relationships	73,000	(7,097)	65,903
Railcar leasehold interests	41,222	(4,669)	36,553
Trade names	17,000	(9,917)	7,083
Technology	5,000	(243)	4,757
Intangible assets, net	$188,418	$(51,305)	$137,113

	December 31, 2017
	Gross	Accumulated	Intangible
	Carrying Amount	Amortization	Assets, net
Supply agreements	$48,026	$(26,070)	$21,956
Stream mitigation rights	4,170	(530)	3,640
Intangible assets, net	$52,196	$(26,600)	$25,596

Refer also to Note 4, which includes a discussion of the intangible assets acquired in the Merger, which are included in the balance of Intangibles, net at December 31, 2018.

Amortization expense is recognized in Depreciation, depletion, and amortization expense in the Consolidated Statements of Income (Loss).  The intangible assets had a weighted average amortization period of 7 years and 10 years at December 31, 2018 and 2017, respectively.  Amortization expense of intangible assets was $24,705, $2,945, and $2,534 in years ended December 31, 2018, 2017, and 2016, respectively.

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

Estimated future amortization expense related to intangible assets at December 31, 2018 is as follows:

Amortization
2019	$29,812
2020	21,658
2021	20,314
2022	19,653
2023	19,090
Thereafter	26,586
Total	$137,113

11.	Long-Term Debt

At December 31, 2018 and 2017, long-term debt consisted of the following:

	December 31, 2018	December 31, 2017
Term Loan	$1,641,750	$-
Series D Notes	-	100,000
Unimin Term Loans	-	314,641
Industrial Revenue Bond	10,000	-
Capital leases, net	6,417	-
Other borrowings	1,809	2,371
Term Loan deferred financing costs, net	(31,607)	-
	1,628,369	417,012
Less: current portion	(15,482)	(50,045)
Long-term debt including leases	$1,612,887	$366,967

Term Loan

On the Merger Date, the Company entered into the $1,650,000 Term Loan to repay the outstanding debt of each of Fairmount Santrol and Unimin and to pay the cash portion of the Merger consideration and transaction costs related to the Merger.  The Term Loan was issued at par with a maturity date of June 1, 2025.  The Term Loan requires quarterly principal payments of $4,125 and quarterly interest payments beginning September 30, 2018 through March 31, 2025 with the balance payable at the maturity date.  Interest accrues at the rate of the three-month LIBOR plus 325 to 400 basis points depending on Total Net Leverage (as hereinafter defined) with a LIBOR floor of 1.0% or the Base Rate (as hereinafter defined).  Total Net Leverage is defined as total debt net of up to $150,000 of non-restricted cash, divided by EBITDA.  The Term Loan is secured by a first priority lien in substantially all of the assets of Covia.  The Company has the option to prepay the Term Loan without premium or penalty other than customary breakage costs with respect to LIBOR borrowings.  There are no financial covenants governing the Term Loan.

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

At December 31, 2018, the Term Loan had an interest rate of 6.6%.

Revolver

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

On the Merger Date, the Company entered into the Revolver to replace the existing Silfin credit facility (hereinafter defined).  The Revolver was subject to a 50 basis point financing fee paid at closing and has a borrowing capacity of up to $200,000.  The Revolver requires only quarterly interest payments at a rate derived from LIBOR plus 300 to 375 basis points depending on the Total Net Leverage or from a Base Rate (selected at the option of the Company).  The Base Rate is the highest of (i) Barclays’s prime rate, (ii) the U.S. federal funds effective rate plus one half of 1.0%, and (iii) the LIBOR rate for a one month period plus 1.0%.  While interest is payable in quarterly installments, any outstanding principal balance is payable on June 1, 2023.  In addition to interest charged on the Revolver, the Company is also obligated to pay certain fees, quarterly in arrears, including letter of credit fees and unused facility fees.  The Revolver includes financial covenants requiring a 4.0:1.0 maximum Total Net Leverage ratio and is primarily secured by a first priority lien on substantially all of the assets of Covia.  Additionally, as of December 31, 2018, the Company was in compliance with all covenants in accordance with the Revolver.

At December 31, 2018, there was $200,000 of aggregate capacity on the Revolver with $11,679 committed to outstanding letters of credit, leaving net availability at $188,321.  At December 31, 2018, the Revolver had an interest rate of 6.0%.  There were no borrowings under the Revolver at December 31, 2018.  See Note 25 for further details on subsequent events related to the Revolver.

The credit agreement that governs the Term Loan and the Revolver places certain restrictions on our ability to pay dividends on our common stock.

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

Senior Notes

On December 16, 2009, Unimin issued $100,000 principal amount of 5.48% Senior Notes, Series D (the “Series D Notes”).  Interest on the Series D Notes was payable semiannually.  The Series D Notes were scheduled to mature on December 16, 2019 unless prepaid earlier.  The note purchase agreement governing the Series D Notes contained an interest coverage ratio covenant of not less than 3.00:1.00 and a consolidated debt to consolidated EBITDA ratio covenant of not greater than 3.25:1.00.  Unimin had the option to prepay the Series D Notes, in an amount not less than $5,000 principal amount of Series D Notes, at 100% of the principal amount of Series D Notes being prepaid, plus the Make-Whole Amount.  The Make-Whole Amount was the excess of (i) the discounted value of all future principal and interest payments on the Series D Notes being prepaid, discounted from their scheduled payment dates to the date of prepayment in accordance with accepted financial practice at a discount rate of 0.50% over the yield-to-maturity of a U.S. Treasury security with a maturity equal to the remaining average life of the Series D Notes (based on the remaining scheduled payments on such Series D Notes) over (ii) the principal amount being prepaid (provided that the Make-Whole Amount may in no event be less than zero).  Upon closing of the Merger, the Series D Notes were repaid with the proceeds of the Term Loan.

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

Unimin Term Loans

At December 31, 2017, Unimin had two outstanding term loans (collectively the “Unimin Term Loans”).  The Unimin Term Loans each had a maturity date of July 2019 and a fixed rate of 4.09%.

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

Industrial Revenue Bond

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

We hold a $10,000 Industrial Revenue Bond related to the construction of a mining facility in Wisconsin.  The bond bears interest, which is payable monthly at a variable rate.  The rate was 1.75% at December 31, 2018.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10,000.

Other Borrowings

Other borrowings at December 31, 2018 and 2017 was comprised of a promissory note with three unrelated third parties that Unimin entered into on January 17, 2011.  Two of these unrelated parties had interest rates of 1.0% and 4.11% at December 31, 2018 and 2017, respectively.  The promissory note’s third unrelated party does not require any interest payments.

A subsidiary of the Company has a 2,000 Canadian dollar overdraft facility with the Bank of Montreal.  The Company has guaranteed the obligations of the subsidiary under the facility.  As of December 31, 2018 and 2017, there were no borrowings outstanding under the overdraft facility.  The rates of the overdraft facility were 4.95% and 4.2% at December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, the Company had $1,900 of outstanding letters of credit not backed by a credit facility.

Maturities of long-term debt are as follows:

	Capital Lease Obligations
	Lease	Less	Present	Other Long-	Aggregate
	Payment	Interest	Value	Term Debt	Maturities of Debt
Year Ended:
2019	$4,071	$214	$3,857	$16,802	$20,659
2020	2,428	79	2,349	16,802	19,151
2021	212	1	211	16,802	17,013
2022	-	-	-	16,802	16,802
2023	-	-	-	16,802	16,802
Thereafter	-	-	-	1,569,549	1,569,549
Subtotal	6,711	294	6,417	1,653,559	1,659,976
Less: unamortized discount	-	-	-	(31,607)	(31,607)
Total	$6,711	$294	$6,417	$1,621,952	$1,628,369

12.	Earnings (Loss) per Share

The table below shows the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2018, 2017, and 2016, respectively:

	Year Ended December 31,
	2018	2017	2016
Numerators:
Net income (loss) from continuing operations attributable to Covia Holdings Corporation	$(283,085)	$130,887	$(5,770)
Income from discontinued operations, net of tax	12,587	23,284	9,435
Net income (loss) attributable to Covia Holdings Corporation	$(270,498)	$154,171	$3,665
Denominator:
Basic weighted average shares outstanding	125,514	119,645	119,645
Dilutive effect of employee stock options and RSUs	-	-	-
Diluted weighted average shares outstanding	125,514	119,645	119,645

Continuing operations earnings (loss) per common share – basic	$(2.26)	$1.09	$(0.05)
Continuing operations earnings (loss) per common share – diluted	(2.26)	1.09	(0.05)

Discontinued operations earnings per common share – basic	0.10	0.20	0.08
Discontinued operations earnings per common share – diluted	0.10	0.20	0.08

Earnings (loss) per common share – basic	(2.16)	1.29	0.03
Earnings (loss) per common share – diluted	$(2.16)	$1.29	$0.03

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

The Company effected an 89:1 stock split in May 2018.  The stock split is reflected in the calculations of basic and diluted weight average shares outstanding for all periods presented.

The calculation of diluted weighted average shares outstanding for the year ended December 31, 2018 excludes 1,340 potential common shares, respectively, because the effect of including these potential common shares would be antidilutive.  The dilutive effect of 203 shares was omitted from the calculation of diluted weighted average shares outstanding and diluted earnings per share in the year ended December 31, 2018 because the Company was in a loss position.

13.	Derivative Instruments

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

Due to our variable-rate indebtedness, we are exposed to fluctuations in interest rates.  We enter into interest rate swap agreements as a means to partially hedge our variable interest rate risk.  The derivative instruments are reported at fair value in other non-current liabilities.  Changes in the fair value of derivatives are recorded each period in other comprehensive income.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.  No components of our hedging instruments were excluded from the assessment of hedge effectiveness.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.  The gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.  On June 1, 2018, we entered into two interest rate swap agreements and, on December 20, 2018, we entered into three additional interest rate swap agreements as a means to partially hedge our variable interest rate risk on the Term Loan.  An additional interest rate swap held by Fairmount Santrol was assumed in conjunction with the Merger.  We did not have such variable rate debt instruments at December 31, 2017 and were not engaged in an interest rate swap agreement.  The following table summarizes our interest rate swap agreements at December 31, 2018:

Interest Rate Swap Agreements	Maturity Date	Rate	Notional Value	Debt Instrument Hedged	Percentage of Term Loan Outstanding
December 31, 2018
Designated as cash flow hedge	June 1, 2023	2.81%	$100,000	Term Loan	6%
Designated as cash flow hedge	June 1, 2025	2.87%	200,000	Term Loan	12%
Designated as cash flow hedge	September 5, 2019	2.92%	210,000	Term Loan	13%
Not designated as cash flow hedge	June 1, 2024	2.81%	50,000	Term Loan	3%
Not designated as cash flow hedge	June 1, 2025	2.85%	50,000	Term Loan	3%
Not designated as cash flow hedge	June 1, 2025	2.87%	50,000	Term Loan	3%
			$660,000		40%

At the Merger Date, our existing interest rate swaps qualified, but were not designated for hedge accounting until August 1, 2018.  The interest rate swaps entered into in December 2018 qualified, but were not designated for hedge accounting until January 2019.  Changes in the fair value of the undesignated interest rate swaps were included in interest expense in the related period.  Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on the Term Loan.  We expect $818 to be reclassified from accumulated other comprehensive loss into interest expense within the next twelve months.

The following table summarizes the fair values and the respective classification in the Consolidated Balance Sheets as of December 31, 2018.  The net amount of derivative liabilities can be reconciled to the tabular disclosure of fair value in Note 14:

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

		Assets (Liabilities)
Interest Rate Swap Agreements	Balance Sheet Classification	December 31, 2018
Designated as cash flow hedges	Other non-current liabilities	$(2,846)
Not designated as cash flow hedges	Other non-current liabilities	(1,271)
		$(4,117)

The tables below present the effect of cash flow hedge accounting on accumulated other comprehensive loss as of December 31, 2018:

	Amount of Loss Recognized in OCI
	Year Ended December 31,
Derivatives in Hedging Relationships	2018	2017	2016
Designated as Cash Flow Hedges
Interest rate swap agreements	$6,124	$-	$-

	Location of Loss	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss
Derivatives in	Recognized on	Year Ended December 31,
Hedging Relationships	Derivative	2018	2017	2016
Designated as Cash
Flow Hedges
Interest rate swap agreements	Interest expense, net	$1,040	$-	$-

The table below presents the effect of our derivative financial instruments on the Consolidated Statements of Income (Loss) in the years ended December 31, 2018, 2017, and 2016, respectively:

	Location of Loss on Derivative
	Interest expense, net
	Year Ended December 31,
	2018	2017	2016
Total Interest Expense presented in the Statements of
Income in which the effects of cash flow hedges are recorded	$60,322	$14,653	$23,999
Effects of cash flow hedging:
Loss on ASC 815-20 Hedging Relationships
Interest rate swap agreements
Amount of loss reclassified
from accumulated other comprehensive
income	$1,040	$-	$-

The table below presents the effect of our derivative financial instruments that were not designated as hedging instruments in the years ended December 31, 2018, 2017, and 2016, respectively:

Derivatives Not Designated
as ASC 815-20 Cash Flow	Location of Gain Recognized	Year Ended December 31,
Hedging Relationships	in Income on Derivative	2018	2017	2016
Interest rate swap agreements	Interest expense, net	$1,336	$-	$-

14.	Fair Value Measurements

Financial instruments held by the Company include cash equivalents, accounts receivable, accounts payable, long-term debt (including the current portion thereof) and interest rate swaps.  The Company is also obligated for contingent consideration for Propel SSP® that is subject to fair value measurement.  Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

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

The carrying value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities.  The carrying value of the Company’s long-term debt (including the current portion thereof) is recognized at amortized cost.  The fair value of the Term Loan differs from amortized cost and is valued at prices obtained from a readily-available source for trading non-public debt, which represent quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2.  See Note 11 for further details on our long-term debt.  The following table presents the fair value as of December 31, 2018 and 2017, respectively, for the Company’s long-term debt:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Long-Term Debt Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2018
Term Loan	$-	$1,182,060	$-	$1,182,060
Industrial Revenue Bond	-	10,000	-	10,000
	$-	$1,192,060	$-	$1,192,060

December 31, 2017
Unimin Term Loans	$-	$272,000	$-	$272,000
Series D Notes	-	104,000	-	104,000
	$-	$376,000	$-	$376,000

The following table presents the amounts carried at fair value as of December 31, 2018 and 2017 for the Company’s other financial instruments.

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Recurring Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2018
Interest rate swap agreements	$-	$4,117	$-	$4,117
Contingent consideration	-	-	4,500	4,500
	$-	$4,117	$4,500	$8,617

Fair value of interest rate swap agreements is based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  These are determined using Level 2 inputs.  Refer to Note 13 for additional information.

As of December 31, 2018, the Level 3 liabilities consisted of a liability related to contingent consideration which is a pre-acquisition contingent arrangement in the form of earnout payments related to the Propel SSP technology that the company acquired as part of the merger with Fairmount Santrol.  The fair value on the Merger Date of the earnout was $9,500 and determined using the scenario-based method due to the linear nature of the payments.  Subsequent to the Merger date, changes in projected cash flows were revised

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

downward based on post-Merger decline in the market conditions for the Energy segment and a customer supply agreement that was not renewed at December 31, 2018, the contingent consideration liability was valued at $4,500 and the reduction of $5,000 is recorded as income in Other operating expense (income) in the Consolidated Statements of Income (Loss).

15.	Income Taxes

Income (loss) before provision (benefit) for income taxes includes the following components:

	2018	2017	2016
Domestic operations	$(329,229)	$74,547	$(77,899)
Foreign operations	50,234	47,515	46,797
Income (loss) from continuing operations before provision (benefit) for income taxes	$(278,995)	$122,062	$(31,102)

The components of the provision (benefit) for income taxes are as follows:

	2018	2017	2016
Current:
Federal	$(6,549)	$16,512	$(22,610)
State	959	922	79
Foreign	16,119	15,857	15,727
Total current taxes	10,529	33,291	(6,804)
Deferred:
Federal	(3,754)	(40,804)	(10,940)
State	(938)	1,072	(3,376)
Foreign	(1,850)	(2,384)	(4,212)
Total deferred taxes	(6,542)	(42,116)	(18,528)
Provision (benefit) for income taxes	$3,987	$(8,825)	$(25,332)

Income tax provision (benefit) differs from the amount that would result from apply the statutory federal income tax rate to our effective tax rate is as follows:

	2018	2017	2016
Income tax provision (benefit) using domestic corporation tax rate	$(58,589)	$42,721	$(10,886)
Effect of tax rate in foreign jurisdictions	3,476	(3,140)	(3,289)
Nondeductible expenses	687	142	23
U.S. statutory depletion	(7,618)	(8,306)	(9,541)
Production activity deduction	1,417	(2,621)	-
Provision to return adjustments	1,029	(310)	(1,241)
State taxes	(2,615)	1,146	(759)
Other foreign taxes	1,442	1,900	1,020
Transition tax	-	2,923	-
Change in valuation allowance	13,414	-	-
Foreign provisions of the Tax Act	2,831	-	-
Deferred remeasurement	-	(42,180)	-
Nondeductible transaction costs	2,566	-	-
Goodwill impairment	45,741	-	-
Other	206	(1,100)	(659)
Provision (benefit) for income taxes	$3,987	$(8,825)	$(25,332)

The difference between the statutory U.S. tax rate of 21% and our 2018 effective tax rate of negative 1.4% is primarily due to the non-deductibility of goodwill impairment expense; the non-deductibility of transaction costs associated with the Merger; tax depletion; state taxes; valuation allowance adjustments; the impact of foreign taxes; and foreign provisions of the Tax Act.

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

The Tax Act established a corporate income tax rate of 21%, replacing the 35% rate, created a territorial tax system rather than a worldwide system, which generally eliminates the U.S. federal income tax on dividends from foreign subsidiaries, and included provisions limiting deductibility of interest expense. The transition to a territorial system included a one-time transition tax on certain unremitted foreign earnings.  For 2017, we recognized a net provisional tax benefit of $39,257 consisting of a tax benefit of $42,180 for remeasurement of deferred taxes and tax expense of $2,923 for the transition tax.

We applied the guidance in Staff Accounting Bulletin 118 when accounting for the enactment-date effects of the Tax Act in 2017 and throughout 2018.  At December 31, 2017, we had substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate in 2017 of such effects.  During 2018, we refined our calculations, evaluated changes in interpretations and assumptions that we had made, applied additional guidance issued by the U.S. Government, and evaluated actions and related accounting policy decisions we have made.

We have completed our accounting for all of the enactment-date income tax effects of the Tax Act and did not identify any material changes to the provisional, net, one-time charge for the transition tax on certain unremitted foreign earnings or for the re-measurement of deferred taxes for the year ended December 31, 2017, related to the Tax Act.

The Tax Act imposes a U.S. tax on GILTI that is earned by certain foreign affiliates owned by a U.S. shareholder.  GILTI is generally intended to impose tax on the earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment.  For 2018, tax expense from GILTI provisions of the Tax Act is estimated at $2,831.

Significant components of deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax assets:
Tax credits	$22,985	$19,977
Intangible assets	-	12,836
Inventories	4,001	6,067
Interest	20,359	1,157
Accrued expenses	11,780	16,750
Pension	12,892	19,094
Stock compensation	10,199	-
Other items	3,286	5,054
Loss carryforward	96,745	17,660
Total deferred tax assets	182,247	98,595
Valuation allowance	(52,199)	(29,206)
Net deferred tax assets	130,048	69,389
Deferred tax liabilities:
Plant, property, equipment, and mineral reserves	(385,800)	(108,833)
Intangible assets	(614)	(11,559)
Reclamation	(1,558)	(4,170)
Other items	(686)	-
Total deferred tax liabilities	(388,658)	(124,562)
Net deferred tax liabilities	$(258,610)	$(55,173)

At December 31, 2018, we had $68,620 of federal net operating loss carryforwards.  Of these losses, $34,994 expire in 2036 and $33,626 have no expiration.  Of these losses, $34,994 were acquired as part of the Merger are subject to IRC Section 382, which could limit annual utilization of the loss carryforward.  These acquired losses will expire in 2036 if not utilized.  At December 31, 2018, we had $11,822 of state net operating loss carryforwards.  The majority of these losses expire between 2028 and 2038.  At December 31, 2018, we had $1,813 of foreign net operating loss carryforwards.  These losses expire between 2021 and 2038.  At December 31, 2018, we had $14,490 of foreign capital loss carryforwards.  These losses expire in 2019 and 2020.

At December 31, 2018, we had $6,893 alternative minimum tax credit carryforwards.  These credits will be utilized or refunded before 2022.  At December 31, 2018, we had $716 of research and development tax credit carryforwards.  These credits expire between 2034 and 2037.  At December 31, 2018, we had $14,687 of foreign tax credit carryforwards.  These credits expire in 2025.

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

Valuation allowances set up on certain deferred taxes were $52,199 for the year ending December 31, 2018, representing an increase of $22,993 from the year ending December 31, 2017.  Of this increase, $9,640 was acquired as part of the Merger.

A valuation allowance is set up on all or a portion of operating or capital losses carried forward or tax credits carried forward for the portion of the loss or credit estimated as not realizable. A valuation allowance of $33,360 has been recorded on losses and credits for the year ending December 31, 2018.

A valuation allowance is set up on deferred tax components estimated as not realizable. A valuation allowance of $17,794 has been recorded on deferred interest expense disallowed under IRC Section 163(j) and $1,045 on deferred taxes relating to a Chinese and certain Mexican subsidiaries for the year ending December 31, 2018.

The amount of undistributed earnings and profits of foreign subsidiaries as of December 31, 2018 is approximately $162,215.  For subsidiaries in foreign jurisdictions where earnings are not permanently reinvested, an income and withholding tax liability of approximately $344 has been recorded for the year ending December 31, 2018.  For subsidiaries in foreign jurisdictions where earnings are permanently reinvested, no income and withholding tax liability is recorded.  An estimate of the income and withholding tax liability were these earnings distributed is approximately $6,525 as of December 31, 2018.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2018	2017	2016
Unrecognized tax benefits balance at January 1	$1,460	$1,460	$1,586
Unrecognized tax benefits acquired in Merger	2,364	-	-
Increases (decreases) for tax positions in prior years	(179)	164	-
Increases (decreases) for tax positions in current year	269	(164)	(126)
Unrecognized tax benefits balance at December 31	$3,914	$1,460	$1,460

At December 31, 2018 and 2017, the Company had $3,914 and $1,460, respectively, of unrecognized tax benefits.  If $3,914 were recognized, $3,092 would affect the effective tax rate.  The total amount of interest and penalties recognized in the Consolidated Statements of Income (Loss) for the years ended December 31, 2018 and 2017 was $138 and $65, respectively.  Interest and penalties are included as a component of tax expense.  At December 31, 2018 and 2017, the Company had $1,740 and $65, respectively, of accrued interest and penalties related to unrecognized tax benefits recorded.

We file income tax returns in the United States, Canada, China, Mexico and Denmark.  We are currently under examination by the Internal Revenue Service for the tax years 2014 and 2016 and are open to examination for the 2014 through 2018 tax years.

Generally, for our remaining state and foreign jurisdictions, the years 2013 onward are open to examination.

16.	Common Stock and Stock-Based Compensation

The Company has a single class of common stock, par value $0.01 per share.  Each share of common stock has identical rights and privileges and is entitled to one vote per share.  The Company has authorized, but not issued, a single class of preferred stock, par value $0.01 per share.

Stock based compensation includes time-restricted stock units (“TRSUs”) and nonqualified stock options (“Options” and, together with the TRSUs, the “Awards”).  These Awards are governed by various plans: the FMSA Holdings Inc. Long Term Incentive Compensation Plan (the “2006 Plan”), the FMSA Holdings, Inc. Stock Option Plan (the “2010 Plan”), the FMSA Holdings Inc. Amended and Restated 2014 Long Term Incentive Plan (the “2014 Plan”), and the 2018 Omnibus Plan (the “2018 Plan”).  Options may be exercised, in whole or in part, at any time after becoming exercisable, but not later than the date the Option expires, which is typically ten years from the original grant date.  All Options granted under the 2006 Plan and 2010 Plan became fully vested as part of the Merger agreement.  Performance-restricted stock units (“PRSUs”) granted under the 2014 Plan were converted to TRSUs as part of the Merger agreement.  In addition, the Merger agreement provides for the accelerated vesting of all Awards if the holder is terminated without Cause or if the holder terminates employment for Good Reason during the Award Protection Period (as such terms are defined in the related agreements), which is 12 months from the Merger Date.

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

The 2014 Plan and 2018 Plan provide that employees who are a minimum age of 55 and have provided a minimum of 10 consecutive years of service are deemed retirement eligible.  This provides that a retirement-eligible employee can continue to vest in stock options even after termination of employment, as though he or she were still an employee.  Additionally, TRSUs for retirement-eligible employees will continue to vest within 12 months of termination of employment.  Stock compensation expense related to Awards of retirement-eligible employees is subject to acceleration once that employee attains retirement-eligible status.

The fair values of the TRSUs and Options were estimated at the Merger Date.  The fair value of the TRSUs was determined to be the opening share price of Covia stock at the Merger Date.  The fair value of Options was estimated at the Merger Date using the Black Scholes-Merton option pricing model.

Options granted from 2014 through 2015 under the 2014 Plan vest over a four-year period under various vesting methods.  Options granted since 2016 under the 2014 Plan vest ratably over a three-year period. TRSUs granted in 2015 under the 2014 Plan vest after a six-year period and vesting can be accelerated to four years upon attainment of certain Company performance goals as determined by the compensation committee.  TRSUs granted from 2016 through the Merger Date under the 2014 Plan vest ratably over a four-year period.  TRSUs granted in 2018 subsequent to the Merger Date under the 2018 Plan vest ratably over one to three years.  PRSUs (converted to TRSUs) granted from 2016 through the Merger Date under the 2014 Plan cliff-vest over a three-year period.

Subsequent to the Merger Date and through December 31, 2018, pursuant to the 2018 Plan, the Company issued 168 TRSUs at an average grant date fair value of $18.56.  The Company did not grant any Options to purchase shares of common stock through December 31, 2018.  All Awards activity during 2018 was as follows:

		Weighted		Weighted
		Average Exercise		Average Price at
	Options	Price, Options	TRSUs	TRSU Issue Date
Outstanding at December 31, 2017	-	$-	-	$-
Assumed through acquisition	2,537	33.85	665	28.09
Granted	-	-	168	18.56
Exercised or distributed	(1)	10.20	(76)	26.44
Forfeited	(8)	45.07	(11)	28.00
Expired	(25)	67.98	-	-
Outstanding at December 31, 2018	2,503	$33.49	746	$26.12

Exercisable at December 31, 2018	2,140	$32.99	-	$-

Our policy is to issue shares from Treasury Stock upon exercise of options or distribution of TRSUs.

The Company recorded $5,812 of stock compensation expense in the year ended December 31, 2018.  The Company accounts for forfeitures as they occur.  Stock compensation expense is included in selling, general, and administrative expenses on the Consolidated Statements of Income (Loss) and in additional paid-in capital on the Consolidated Balance Sheets.

The Company recorded stock compensation expense of $2,400 in the second quarter of 2018 due to accelerated vesting of Awards because of the Merger.  This amount is included in other non-operating expense, net on the Consolidated Statements of Income (Loss) and in additional paid-in capital on the Consolidated Balance Sheets.  Refer to Note 4 for additional information.

Options outstanding as of December 31, 2018 have a weighted average remaining contractual life of 3.4 years and do not have an aggregate intrinsic value.  Options that are exercisable as of December 31, 2018 have a weighted average remaining contractual life of 2.8 years and do not have an aggregate intrinsic value.  The aggregate intrinsic value represents the difference between the fair value of the Company’s shares of $3.42 per share at December 31, 2018 and the exercise price of the dilutive options, multiplied by the number of dilutive options outstanding at that date.

The aggregate intrinsic value of stock options exercised during the year ended December 31, 2018 was $7.

Net cash proceeds from the exercise of stock options or distribution of TRSUs were $464 in the year ended December 31, 2018.

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

There was $1 of income tax benefits realized from stock option exercises in the year ended December 31, 2018.

At December 31, 2018, options to purchase 2,503 common shares were outstanding at a range of exercise prices of $7.15 to $102.60 per share.  As of December 31, 2018, unrecognized compensation cost of $697 and $6,785 related to non-vested stock options and TRSUs is expected to be recognized over a weighted-average period of approximately 1.0 and 2.4 remaining years, respectively.

17.	Pension and Other Post-Employment Benefits

The Company maintains retirement, post-retirement medical and long-term benefit plans in several countries.

In the U.S., the Company sponsors the Unimin Corporation Pension Plan, a defined benefit plan for hourly and salaried employees (the “Pension Plan”) and the Unimin Corporation Pension Restoration Plan (a non-qualified supplemental benefit plan) (the “Restoration Plan”).  The Pension Plan is a funded plan. Minimum funding and maximum tax-deductible contribution limits for the Pension Plan are defined by the Internal Revenue Service.  The Restoration Plan is unfunded.  Salaried participants accrue benefits based on service and final average pay.  Hourly participants' benefits are based on service and a benefit formula.  The Pension Plan was closed to new entrants effective January 1, 2008, and union employee participation in the Pension Plan at the last three unionized locations participating in the Pension Plan was closed to new entrants effective November 1, 2017.  The Pension Plan was frozen as of December 31, 2018 for all non-union employees.  Until the Restoration Plan was amended to exclude new entrants on August 15, 2017, all salaried participants eligible for the Pension Plan were also eligible for the Restoration Plan.  The Restoration Plan was frozen for all participants as of December 31, 2018.  An independent trustee has been appointed for the Pension Plan whose responsibilities include custody of plan assets as well as recordkeeping. A pension committee consisting of members of senior management provides oversight through quarterly meetings. In addition, an independent advisor has been engaged to provide advice on the management of the plan assets. The primary risk of the Pension Plan is the volatility of the funded status. Liabilities are exposed to interest rate risk and demographic risk (e.g., mortality, turnover, etc.). Assets are exposed to interest rate risk, market risk, and credit risk. In addition to these retirement plans in the U.S., the Company offers a retiree medical plan that is exposed to risk of increases in health care costs. The retiree medical plan covers certain salaried employees and certain groups of hourly employees.  Effective December 31, 2018, the retiree medical plan was terminated for salaried employees but remains open to certain groups of hourly employees.

In Canada, the Company sponsors three defined benefit retirement plans.  Two of the retirement plans are for hourly employees and one is for salaried employees.  Salaried employees were eligible to participate in a plan consisting of a defined benefit portion that has been closed to new entrants since January 1, 2008 and a defined contribution portion for employees hired after January 1, 2018.  In addition, there are two post-retirement medical plans in Canada.  In the case of the Canadian pension plans, minimum funding is required under the provincial Pension Benefits Act (Ontario) and regulations and maximum funding is set in the Federal Income Tax Act of Canada and regulations. The pension plan is administered by Unimin Canada. A pension committee exists to ensure proper administration, management and investment review with respect to the benefits of the pension plan through implementation of governance procedures. The medical plan is administered by an insurance company with Unimin Canada having the ultimate responsibility for all decisions.

In Mexico, the Company sponsors four retirement plans, two of which are seniority premium plans as defined by Mexican labor law.  The remaining plans are defined benefit plans with a minimum benefit equal to severance payment by unjustified dismissal according to Mexican labor law.  Minimum funding is not required, and maximum funding is defined according to the actuarial cost method registered with the Mexican Tax Authority. Investment decisions are made by an administrative committee of Grupo de Materias Primas pension plans. All plans in Mexico pay lump sums on retirement and pension plans pay benefits through five annual payments conditioned on compliance with non-compete clauses.

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

The Pension Plan, Restoration Plan, and the pension plans in Canada and Mexico are collectively referred to as the “Unimin Pension Plans.”  The Wedron and Troy Grove pension plans are collectively referred to as the “Fairmount Pension Plans.”  The Unimin

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

Pension Plans and the Fairmount Pension Plans are collectively referred to as the “Covia Pension Plans.”  The post-retirement medical plans in the United States and Canada are collectively referred to as the “Postretirement Medical Plans.”

In June 2018, the Company recorded a curtailment gain of $5,193 in connection with the transfer of HPQ Co. to Sibelco.  The gain was recognized in Accumulated other comprehensive loss in the Consolidated Balance Sheet.  In the third quarter of 2018, the Company recognized a loss on settlement of $2,566 related to lump sum payments from the Unimin Pension Plans.  In the fourth quarter of 2018, the Company recognized an additional loss on settlement of $3,005 related to lump sum payments from the Unimin Pension Plans and $669 for curtailment loss due to the freeze on the Unimin Pension Plans.  In connection with the termination of the retiree medical plans, the Company recognized a curtailment gain of $7,955 in the fourth quarter of 2018.  These items are recorded in Other non-operating expense, net in the Consolidated Statements of Income (Loss).

The following assumptions were used to determine the Company’s obligations under the Covia Pension Plans and the Postretirement Medical Plans:

	U.S.		Canada		Mexico
	2018	2017	2018	2017	2018	2017
Assumptions for Unimin Pension Plans:
Discount rate	4.15%	3.50%	3.90%	3.40%	8.75%	7.70%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	5.75%	5.75%
Assumptions for Postretirement Medical Plans:
Discount rate	4.10%	3.35%	3.90%	3.40%	—	—

	Wedron Pension	Troy Grove Pension
	2018	2018
Assumptions for Fairmount Pension Plans:
Discount rate	4.15%	4.30%

The following assumptions were used to determine the Company’s net periodic benefit costs under the Pension Plans and Postretirement Medical Plans:

	U.S.			Canada			Mexico
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Assumptions for Unimin Pension Plans:
Discount rate	3.50%	4.00%	4.15%	3.40%	3.80%	3.95%	7.70%	7.65%	6.55%
Long-term rate of return	6.50%	6.50%	6.50%	4.29%	4.30%	4.25%	7.70%	7.70%	6.55%
Rate of compensation increase	4.50%	4.50%	4.50%	4.50%	4.50%	4.50%	5.75%	5.75%	5.75%
Assumptions for Postretirement Medical Plans:
Discount rate	3.35%	3.75%	3.90%	3.40%	3.90%	4.05%	—	—	—

	Wedron Pension	Troy Grove Pension
	2018	2018
Assumptions for Fairmount Pension Plans:
Discount rate	3.95%	4.10%
Long-term rate of return	7.40%	7.40%

The difference in the discount rates used for the Covia Pension Plans is due to the differing characteristics of the plans, including employee characteristics and plan size.  The Company uses a cash flow matching approach to determine its discount rate using each plan’s projected cash flows and actuarial yield curves.

In developing the expected long-term rate of return on plan assets, the Company considered long-term historical rates of return, the Company’s plan asset allocations as well as the opinions and outlooks of investment professionals.

The investment policy for the Unimin Pension Plans includes a target allocation of approximately 35% in equities and 65% in fixed income investments.  The written investment policy for the Fairmount Pension Plans includes a target allocation of about 70% in equities and 30% in fixed income investments.  Only high-quality diversified securities similar to stocks and bonds are used.  Higher-risk securities or strategies (such as derivatives) are not currently used but could be used incidentally by mutual funds held by the

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

plans.  The Pension Plans’ obligations are long-term in nature and the investment policy is therefore focused on the long-term.  Goals include achieving gross returns at least equal to relevant indices.  Management and the plans’ investment advisor regularly review and discuss investment performance, adherence to the written investment policy, and the investment policy itself.

The following table summarizes the benefit obligations, assets and funded status associated with the Covia Pension Plans and Postretirement Medical Plans:

	Covia Pension Plans		Postretirement Medical Plans
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Change in benefit obligation
Benefit obligation at beginning of year	$265,380	$248,450	$25,437	$25,641
Assumption of Fairmount benefit obligation	8,659	-	-	-
Service cost	7,213	8,081	989	982
Interest cost	9,479	9,590	744	873
Actuarial loss (gain)	(21,129)	15,135	(1,228)	(1,208)
Other movements	176	-	-	-
Settlements	(23,078)	(756)	-	-
Curtailments	(22,919)	-	(11,304)	-
Benefit payments	(6,060)	(14,138)	(1,323)	(851)
Exchange differences	(515)	(982)	(27)	-
Benefit obligation at end of year	$217,206	$265,380	$13,288	$25,437

Change in plan assets
Fair value of plan assets at beginning of year	$193,019	$186,316	$-	$-
Assumption of Fairmount plan assets	7,688	-	-	-
Actual return on plan assets	(6,986)	15,528	-	-
Employer contributions	11,509	7,289	1,323	851
Settlements	(23,078)	(756)	-	-
Benefit payments	(6,060)	(14,138)	(1,323)	(851)
Exchange differences	(387)	(1,220)	-	-
Fair value of plan assets at end of year	$175,705	$193,019	$-	$-

Unfunded status	$(41,501)	$(72,361)	$(13,288)	$(25,437)

The unfunded balance of the Covia Pension Plans and the Postretirement Medical Plans is recorded in Employee benefit obligations in the Consolidated Balance Sheets.

The accumulated benefit obligation for the Covia Pension Plans totaled $210,689 and $229,757 at December 31, 2018 and 2017, respectively.

The following summarizes the components of net periodic benefit costs for the years ended December 31, 2018, 2017, and 2016, respectively:

	Covia Pension Plans
	Year Ended December 31,
	2018	2017	2016
Components of net periodic benefit cost
Service cost	$7,213	$8,081	$7,790
Interest cost	9,479	9,590	9,100
Expected return on plan assets	(10,546)	(9,976)	(9,529)
Amortization of prior service cost	450	552	541
Amortization of net actuarial loss	4,444	4,845	4,648
Recognized settlement loss	6,727	320	13,273
Recognized curtailment prior service cost	1,224	-	-
Net periodic benefit cost	$18,991	$13,412	$25,823

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

	Postretirement Medical Plans
	Year Ended December 31,
	2018	2017	2016
Components of net periodic benefit cost
Service cost	$989	$982	$974
Interest cost	744	873	885
Amortization of net actuarial loss	430	580	656
Recognized curtailment prior service cost	(7,995)	-	-
Net periodic benefit cost	$(5,832)	$2,435	$2,515

The following summarizes the changes in other comprehensive (income) loss for the years ended December 31, 2018, 2017, and 2016 that are included in the Consolidated Statements of Comprehensive Income (Loss):

	Covia Pension Plans
	Year Ended December 31,
	2018	2017	2016
Changes in other comprehensive (income) loss
Net actuarial (gain) loss	$(26,516)	$9,583	$10,473
Amortization of net actuarial (gain) loss	(11,171)	(4,845)	(4,648)
Recognized settlement loss	-	(320)	(13,273)
Prior service cost	176	-	746
Amortization of prior service cost	(1,675)	(552)	(541)
Exchange differences	(3,995)	195	51
Deferred tax asset	11,248	(12,955)	2,765
Other comprehensive income	$(31,933)	$(8,894)	$(4,427)

	Postretirement Medical Plans
	Year Ended December 31,
	2018	2017	2016
Changes in other comprehensive (income) loss
Net actuarial (gain) loss	$(12,532)	$(1,208)	$2,090
Amortization of net actuarial (gain) loss	7,565	(580)	(656)
Exchange differences	(173)	(282)	(65)
Deferred tax asset	1,338	(1,371)	(526)
Other comprehensive income	$(3,802)	$(3,441)	$843

Net periodic benefit cost totaled $13,159, $15,847, and $28,338 for the years ended December 31, 2018, 2017, and 2016, respectively.  Contributions into the plans for the year ended December 31, 2019 are expected to be $3,000.  Included in the 2016 net periodic benefit cost is a settlement charge which stemmed from a restructuring program where a significant number of employees opted to take lump sum distributions which exceeded the sum of the Company’s service and interest costs in the year ended December 31, 2016.

The actuarial loss and prior service cost that the Company expects will be amortized from accumulated other comprehensive loss into net periodic benefit cost in the year ending December 31, 2019 is $2,503 and $273, respectively.

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

Benefits expected to be paid out over the next ten years:

	Expected Benefit Payments
Year Ending	Covia Pension Plans	Postretirement Medical Plans
2019	$11,386	$625
2020	13,658	725
2021	15,009	673
2022	13,605	753
2023	14,745	778
2024-2028	72,943	3,967

The expected benefit payments to be paid are based on the same assumptions used to measure the Company’s benefit obligations as of December 31, 2018, and include estimated future employee service.

The annual measurement date is December 31 for pension benefits and other postretirement benefits.  For measurement purposes, the assumed health care cost trend rate for the U.S. postretirement plan was 8.5% in 2018 decreasing to an ultimate trend rate of 4.75% in 2026.  For measurement purposes, the assumed health care cost trend rate for the Canada postretirement plan was 6.0%, decreasing to an ultimate trend rate of 4.5% in 2022.

The assumed health care cost trend rate assumptions can have an impact on the amounts reported for the Postretirement Medical Plans.  A one percent increase or decrease each year in the health care cost trend rate utilized would have the following effects as December 31, 2018:

	One Percentage Point
	Increase	Decrease
Effect on the postretirement benefit obligation	$1,804	$(1,491)
Effect on the net periodic benefit cost	137	(110)

Fair value measurements for assets held in the benefit plans as of December 31, 2018 and 2017 are as follows:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Cash and cash equivalents	$6,226	$-	$-	$6,226
Common stock	22,349	-	-	22,349
Government and agency securities	11,148	-	-	11,148
Corporate bonds	-	38,742	-	38,742
Mutual funds	28,319	-	-	28,319
Total(A)	$68,042	$38,742	$-	$106,784
_______

(A) At December 31, 2018, certain investments that are measured at fair value using the net asset value (“NAV”) per share as a practical expedient have not been categorized in the fair value table above. These investments of $68,921 are principally invested in commingled trust funds whose investment policy principally follows the investment strategy of the Unimin Pension Plans.

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Cash and cash equivalents	$10,120	$-	$-	$10,120
Common stock	17,280	-	-	17,280
Government and agency securities	12,451	-	-	12,451
Corporate bonds	-	44,381	-	44,381
Mutual funds	42,539	-	-	42,539
Total(B)	$82,390	$44,381	$-	$126,771
_______

(B) At December 31, 2017, certain investments that are measured at fair value using the NAV per share as a practical expedient have not been categorized in the fair value table above. These investments of $66,248 are principally invested in commingled trust funds whose investment policy principally follows the investment strategy of the Unimin Pension Plans.

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

18.	Other Benefit Plans

Multiemployer Pension Plans

We contribute to four multiemployer defined benefit pension plans under the terms of collective-bargaining agreements for union-represented employees.  A multiemployer plan is subject to collective bargaining for employees of two or more unrelated companies.  These plans allow multiple employers to pool their pension resources and realize efficiencies associated with the daily administration of the plan.  Multiemployer plans are generally governed by a board of trustees composed of management and labor representatives and are funded through employer contributions.

The risks of participating in multiemployer plans differ from single employer plans as follows: (i) assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, (ii) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers, and (iii) if we cease to have an obligation to contribute to one or more of the multiemployer plans to which we contribute, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

A summary of each multiemployer pension plan for which we participate is presented below:

		Pension Protection Act Zone Status(A)			Company Contributions
Pension Fund	EIN / Pension Plan No.	2018	2017	FIP / RP Status / Pending / Implemented	2018	2017	2016	Surcharge Imposed	CBA Expiration Date
IAM National Pension Fund	51-6031295	Green	Green	No	$181	$141	$104	No	Apr-2021; Jul-2021
Laborers National Industrial Pension Fund	52-6074345	Red	Red	Implemented	7	7	6	Yes	Oct-2020
National Integrated Group Pension Plan	22-6190618	Red	Red	Implemented	12	12	23	Yes	Apr-2020
Steelworkers Pension Trust	23-6648508	Green	Green	No	$209	$210	$137	No	Mar-2021
(A) The Pension Protection Act of 2006 defines the zone status as follows: green - healthy, yellow - endangered, orange - seriously endangered, and red - critical.

Our contributions to individual multiemployer pension plans did not exceed 5% of the plan’s total contributions in any of the three years ended December 31, 2018, 2017, and 2016.  Additionally, our contributions to multiemployer post-retirement benefit plans were immaterial for all periods presented in the consolidated financial statements

Fairmount Santrol previously participated in a multiemployer defined benefit pension plan and withdrew from the plan in October 2015 with a withdrawal liability of $9,283, which is payable in annual installments until November 2035.  The present value and balance of this withdrawal liability was $4,402 as of December 31, 2018.

Defined Contribution Plans

In the U.S., we sponsor a defined contribution plan, the Unimin Corporation Savings Plan, which provides participants with an opportunity to defer their pay into an account that may be used for providing income during retirement.  The Savings Plan is open to all Unimin U.S. employees.  We contribute to the plan in two ways, (i) for certain employees not covered by a defined benefit plan, we make a contribution equal to 4% of salary for salaried employees and 1% for most hourly employees, (ii) we make a matching contribution for certain employees of 100% on the first 1% and 50% on the next 5% of each dollar contributed by an employee.  Also for certain unionized employees, we match 50% on the first 1% and 25% on the next 4% of each dollar contributed by an employee.  The plan is fully funded by participants’ pay deferrals, employer matching and non-matching contributions.  Our contributions were $4,727, $4,800, and $3,700 for the years ended December 31, 2018, 2017, and 2016, respectively.

In Canada, we sponsor a defined contribution plan covering employees not covered by the defined benefit plan.  We make contributions equal to 5% of the eligible employees’ salary.  In addition, we participate in a group plan that covers our hourly employees at our St. Canut location.  We contribute a fixed one thousand dollars per employee per year, as well as make a matching contribution for 65% of employee contributions up to a maximum of seven hundred seventy-five dollars per year.  Our contributions into the Canada and St. Canut defined contribution plans were $224, $199, and $173 for the years ended December 31, 2018, 2017 and 2016, respectively.

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

Fairmount Santrol had a defined contribution plan (“401(k) Plan”) covering substantially all employees.  Under the provisions of the 401(k) Plan, we match 50% of the first 5% of each union employee’s contribution into the 401(k) Plan and matches 100% of the first 3% and 50% of the next 2% of each non-union employee’s contribution.  Company match contributions were $1,466 for the year ended December 31, 2018.  Included in these contributions are Company contributions to the 401(k) Plan for union members, which were $413 for the year ended December 31, 2018.

We may, at our discretion, make additional contributions, which are determined in part based on our return on investable capital, to the 401(k) Plan.  Discretionary contributions accrued at December 31, 2018 were $3,697.  Participant accounts in the 401(k) Plan held 1,354 of common stock shares of Covia as of December 31, 2018.

We are also self-insured for medical benefits.  We have an accrued liability of $1,279 as of December 31, 2018 for anticipated future payments on claims incurred to date.  Management believes this amount is adequate to cover all required payments.

19.	Commitments and Contingencies

Leases

We lease railway equipment, operating equipment, mineral properties, and buildings under a number of operating lease arrangements.  We are obligated to pay minimum annual lease payments under certain non-cancelable operating lease agreements which have original terms that extend to 2055.  Agreements for office facilities and office equipment leases are generally renewed or replaced by similar leases upon expiration.

Future minimum annual lease payments, primarily for railcars, equipment, office leases, and terminals due under the long-term operating lease obligations are shown below.  Additionally, we are obligated for future payments of $9,000, to be paid by March 2019, for the production and manufacture of equipment in which we are the lessee.

2019	$104,602
2020	81,365
2021	69,358
2022	59,044
2023	52,121
Thereafter	121,014
Total	$487,504

Total operating lease rental expense included in the Consolidated Statements of Income (Loss) was $73,891, $49,212, and $39,480 for the years ended December 31, 2018, 2017, and 2016, respectively.

Purchase Commitments

As of December 31, 2018, we had purchase commitments of $144,814 in 2020 and $51,118 in 2021.

Contingencies

We are involved in various legal proceedings, including as a defendant in a number of lawsuits.  Although the outcomes of these proceedings and lawsuits cannot be predicted with certainty, we do not believe that any of the pending legal proceedings and lawsuits are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.  In addition, we believe that our insurance coverage will mitigate these claims.

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  During the year ended December 31, 2018, 13 plaintiffs’ claims against us were dismissed.  As of December 31, 2018, there were 76 active silica-related products liability lawsuits pending in which we are a defendant.  Although the outcomes of these lawsuits cannot be predicted with certainty, we do not believe that these matters are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

Fairmount Santrol, now known as Bison Merger Sub I, LLC, has been named as a defendant in several lawsuits in which alleged stockholders claim Fairmount Santrol and its directors violated securities laws in connection with the Merger.  Fairmount Santrol and its directors believe these allegations lack merit.  Although the outcomes of these lawsuits cannot be predicted with certainty, we do not believe that these matters are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

We are a defendant in a lawsuit seeking declaratory judgment that the Merger constitutes an event of default under certain operating lease agreements.  Although the outcome of this lawsuit cannot be predicted with certainty, we do not believe that this matter is reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

On March 18, 2019, we received a subpoena from the SEC seeking information relating to certain value-added proppants marketed and sold by Fairmount Santrol or Covia within the Energy segment since January 1, 2014.  We are cooperating with the SEC’s investigation.  Given that the investigation is ongoing and that no civil or criminal claims have been threatened or brought to date, we cannot predict what, if any, further action the SEC may take regarding its investigation, and cannot provide an estimate of the potential range of loss, if any, that may result.  Accordingly, no accrual has been made with respect to this matter.

Included in other long-term liabilities at December 31, 2018, is $4,500 for a pre-acquisition contingent consideration arrangement in the form of earnout payments, related to the purchase of the Propel SSP technology.  We entered into an amendment to the purchase agreement on June 1, 2018 and, based on information and estimates at the time, estimated the fair value of contingent consideration to be approximately $9,500.  Subsequent to the Merger Date, changes in projected cash flows were revised downward based on post-Merger decline in the market conditions for the Energy segment and a customer supply agreement that was not renewed at December 31, 2018.  These revisions gave rise to a reduction of the contingent liability of approximately $5,000, which is recorded as income in Other operating expense (income) in the Consolidated Statements of Income (Loss).  The earnout payments are based on a fixed percentage of sales of Propel SSP® and other products incorporating the SSP technology for thirty years commencing on June 1, 2018.  The amendment eliminated the threshold payments of $195,000 which were previously required in order for us to retain 100% ownership of the technology.  It also provides for the non-exclusive right to license the technology at a negotiated rate.

Capital Commitments

As of December 31, 2018, capital commitments relating to property, plant, and equipment amount to $19,781.

Royalties

We have entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred.  Certain agreements require annual or quarterly payments based upon annual tons mined or the average selling price of tons sold.  Total royalty expense associated with these agreements was $6,264, $3,259, and $2,528 for the years ended December 31, 2018, 2017, and 2016, respectively.

20.	Transactions with Related Parties

The Company sells minerals to Sibelco and certain of its subsidiaries (“related parties”).  Sales to related parties amounted to $6,705, $7,300, and $6,800 in the years ended December 31, 2018, 2017, and 2016, respectively.  At December 31, 2018 and 2017, the Company had accounts receivable from related parties of $768 and $2,878, respectively.  These amounts are included in Accounts receivable, net in the accompanying Consolidated Balance Sheets.

The Company purchases minerals from certain of its related parties.  Purchases from related parties amounted to $5,276, $6,800, and $7,500 in the years ended December 31, 2018, 2017, and 2016, respectively.  At December 31, 2018 and 2017, the Company had accounts payable to related parties of $522 and $7,692, respectively.  These amounts are included in Accounts payable in the accompanying Consolidated Balance Sheets.

Prior to the Merger, Sibelco provided certain services on behalf of Unimin, such as finance, treasury, legal, marketing, information technology, and other infrastructure support.  The cost for information technology was allocated to Unimin on a direct usage basis.  The costs for the remainder of the services were allocated to Unimin based on tons sold, revenues, gross margin, and other financial measures for Unimin compared to the same financial measures of Sibelco.  The financial information presented in these consolidated financial statements may not reflect the combined financial position, operating results and cash flows of Unimin had it not been a

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

consolidated subsidiary of Sibelco.  Actual costs that would have been incurred if Unimin had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.  Effective on the Merger Date, Sibelco no longer provides such services to the Company.  Prior to the Merger, during the years ended December 31, 2017 and 2016, Unimin incurred $2,500 and $2,700, respectively, for management and administrative services from Sibelco.  In the five months ended May 31, 2018, Unimin incurred $2,445 for management and administrative services from Sibelco.  These costs are reflected in selling, general and administrative expenses in the accompanying Consolidated Statements of Income.

Additionally, the Company is compensated for providing transitional services, such as accounting, human resources, information technology, mine planning, and geological services, to HPQ Co. and such compensation is recorded as a reduction of cost in selling, general, and administrative expenses.  Compensation for these transitional services was $581 for the year ended December 31, 2018.  Amounts are included in Selling, general, and administrative expenses on the Consolidated Statements of Income and in Other receivables in the Consolidated Balance Sheets.

On June 1, 2018, the Company entered into an agreement with Sibelco whereby Sibelco is providing sales and marketing support for certain products supporting the performance coatings and polymer Solutions markets in North America and Mexico, for which the Company pays a 5% commission of revenue, and in the rest of the world, for which the Company pays a 10% commission of revenue.  Sibelco also assists with sales and marketing efforts for certain products in the ceramics and sanitary ware industries outside of North America and Mexico for which the Company pays a 5% commission of revenue.  In addition, the Company provides sales and marketing support to Sibelco for certain products used in ceramics in North America and Mexico for which the Company earns a 10% commission of revenue.  For the year ended December 31, 2018, the Company recorded commission expense of $2,508 in Selling, general and administration expenses.

Prior to the Merger Date, the Company had the Unimin Term Loans outstanding with Silfin.  During the years ended December 31, 2018, 2017, and 2016, the Company incurred $3,181, $9,300, and $10,700, respectively, of interest expense for the Unimin Term Loans.  These costs are reflected in interest expense, net in the accompanying Consolidated Statements of Income.  Upon closing of the Merger, the Unimin Term Loans were repaid with the proceeds of the Term Loan.

In the year ended December 31, 2018, the Company had purchases of $98 from an affiliated entity for freight, logistic services, and consulting services related to its operations in China.

21.	Segment Reporting

The Company organizes its business into two reportable segments, Energy and Industrial.  The Energy segment serves the oil and gas recovery industry, providing fracturing sand (“frac sand”) for pumping down oil and natural gas wells to prop open rock fissures and increase the flow rate of oil and natural gas from the wells.  The Industrial segment consists of numerous products and materials used in a variety of applications including container glass, flat glass, fiberglass, construction, ceramics, fillers and extenders, paints and plastics, recreation products, and filtration products.

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

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues
Energy	$1,114,424	$655,937	$348,990
Industrial	728,513	639,175	625,690
Corporate & Other	-	-	8,016
Total revenues	1,842,937	1,295,112	982,696

Segment gross profit
Energy	258,996	181,715	37,950
Industrial	203,175	184,738	188,885
Corporate & Other	-	-	3,125
Total segment gross profit	462,171	366,453	229,960

Operating expenses excluded from segment gross profit
Selling, general, and administrative	145,593	99,087	83,845
Depreciation, depletion, and amortization	196,455	101,560	105,049
Goodwill and other asset impairments	267,034	-	9,634
Restructuring charges	21,954	-	2,700
Other operating expense, net	(5,024)	3,102	4,275
Interest expense, net	60,322	14,653	23,999
Earnings of investee companies	-	-	-
Other non-operating expense, net	54,832	25,989	31,560
Income (loss) from continuing operations before benefit from income taxes	$(278,995)	$122,062	$(31,102)

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

In the years ended December 31, 2018, 2017, and 2016, one customer exceeded 10% of revenues.  This customer accounted for 13% of revenues in each of the years ended December 31, 2018, 2017, and 2016.  This customer is part of our Energy segment.

22.	Restructuring Charges

In September 2018 and November 2018, we idled operations at six facilities serving the Energy segment in response to reduced customer demand.  Our activities to idle the facilities have largely been completed at December 31, 2018, and all significant restructuring charges have been recorded.  We did not allocate the restructuring costs to our Energy segment.

Additionally, in connection with the Merger, we initiated restructuring activities to achieve cost synergies from our combined operations.  We did not allocate these Merger-related restructuring costs to either of our business segments.

The following table presents a summary of restructuring charges for the year ended December 31, 2018:

	Merger-related	Idled facilities	Total
Restructuring charges
Severance and relocation costs	$15,286	$2,487	$17,773
Contract termination costs	992	3,189	4,181
Total restructuring charges	$16,278	$5,676	$21,954

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

The following table presents our restructuring reserve activity during 2018:

	Merger-related	Idled facilities	Total
Restructuring charges in Accrued expenses
Balances at December 31, 2017	$-	$-	$-
Charges	16,278	5,676	21,954
Cash payments	(700)	(1,702)	(2,402)
Balances at December 31, 2018	$15,578	$3,974	$19,552

No restructuring charges were incurred in 2017.  During the year ended December 31, 2016, we incurred a charge of $2,700 related to employee severance and the closure of several sales offices and laboratories.

23.	Geographic Information

The following tables show total revenues and long-lived assets.  Revenues are attributed to geographic regions based on the selling location.  Long-lived assets are located in the respective geographic regions.

	Year Ended December 31,
	2018	2017	2016
Revenues
Domestic	$1,632,722	$1,059,938	$761,901
International	210,215	235,174	220,795
Total revenues	$1,842,937	$1,295,112	$982,696

	December 31, 2018	December 31, 2017	December 31, 2016
Long-lived assets
Domestic	$2,659,254	$1,008,569	$1,205,426
International	175,107	127,535	106,142
Long-lived assets	$2,834,361	$1,136,104	$1,311,568

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

24.	Quarterly Financial Data (Unaudited)

The following tables set forth our unaudited quarterly consolidated statements of operations for each of the last four quarters for the periods ended December 31, 2018 and 2017.  This unaudited quarterly information has been prepared on the same basis as our annual audited financial statements and includes all adjustments, consisting only of normal recurring adjustments that are necessary to present fairly the financial information for the fiscal quarters presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018:
Revenues	$369,821	$508,418	$523,368	$441,330
Cost of goods sold (excluding depreciation, depletion, and amortization)	260,319	355,311	405,602	359,534
Selling, general and administrative expenses	25,224	31,377	43,164	45,828
Depreciation, depletion and amortization expense	27,131	36,744	68,584	63,996
Goodwill and other asset impairments	-	12,300	265,343	(10,609)
Restructuring charges	-	-	14,750	7,204
Other operating expense (income), net	-	644	(974)	(4,694)
Operating income (loss) from continuing operations	57,147	72,042	(273,101)	(19,929)
Interest expense, net	2,298	9,497	23,530	24,997
Other non-operating income	8,193	38,923	9,043	(1,327)
Provision (benefit) for income taxes	9,870	6,454	(16,848)	4,511
Net income (loss) from continuing operations	36,786	17,168	(288,826)	(48,110)
Net income (loss) from continuing operations attributable to the non-controlling interest	-	106	(32)	29
Net income (loss) from continuing operations attributable to Covia Holdings Corporation	36,786	17,062	(288,794)	(48,139)
Income (loss) from discontinued operations, net of tax	8,757	3,830	-	-
Net income (loss) attributable to Covia Holdings Corporation	45,543	20,892	(288,794)	(48,139)

Continuing operations earnings (loss) per share, basic	$0.31	$0.14	$(2.20)	$(0.37)
Continuing operations earnings (loss) per share, diluted	0.31	0.14	(2.20)	(0.37)
Earnings (loss) per share, basic	0.38	0.17	(2.20)	(0.37)
Earnings per share, diluted	$0.38	$0.17	$(2.20)	$(0.37)
Weighted average number of shares outstanding, basic	119,645	123,460	131,154	131,182
Weighted average number of shares outstanding, diluted	119,645	124,166	131,154	131,182

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017:
Revenues	$287,312	$324,079	$347,808	$335,913
Cost of goods sold (excluding depreciation, depletion, and amortization)	218,271	231,145	244,694	234,549
Selling, general and administrative expenses	20,825	21,220	24,210	32,832
Depreciation, depletion and amortization expense	23,662	23,896	24,639	29,363
Other operating expense (income), net	1,022	813	(6)	1,273
Operating income (loss) from continuing operations	23,532	47,005	54,271	37,896
Interest expense, net	2,280	5,250	5,104	2,019
Other non-operating income	3,075	-	1,374	21,540
Provision (benefit) for income taxes	4,804	11,566	20,090	(45,285)
Net income (loss) from continuing operations	13,373	30,189	27,703	59,622
Net income (loss) from continuing operations attributable to the non-controlling interest	-	-	-	-
Net income (loss) from continuing operations attributable to Covia Holdings Corporation	13,373	30,189	27,703	59,622
Income (loss) from discontinued operations, net of tax	3,468	6,612	2,441	10,763
Net income (loss) attributable to Covia Holdings Corporation	16,841	36,801	30,144	70,385

Continuing operations earnings (loss) per share, basic	$0.11	$0.25	$0.23	$0.50
Continuing operations earnings (loss) per share, diluted	0.11	0.25	0.23	0.50
Earnings (loss) per share, basic	0.14	0.31	0.25	0.59
Earnings per share, diluted	$0.14	$0.31	$0.25	$0.59
Weighted average number of shares outstanding, basic	119,645	119,645	119,645	119,645
Weighted average number of shares outstanding, diluted	119,645	119,645	119,645	119,645

Covia Holdings Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(in thousands, except per share data)

25.	Subsequent Event

On March 19, 2019, we entered into an amendment (the “First Amendment”) to the credit agreement that governs the Revolver.  The First Amendment amends the financial covenants of the Revolver to a Total Net Leverage ratio of no more than 6.60:1.00 for the fiscal quarters ending March 31, 2019 to December 31, 2019, 5.50:1.00 for the fiscal quarters ending March 31, 2020 to December 31, 2020, 4.50:1.00 for the fiscal quarters ending March 31, 2021 to December 31, 2021, and 4.00:1.00 for fiscal quarters ending March 31, 2022 and thereafter.  Additionally, the financial covenants are subject to certain covenant reset triggers (“Covenant Reset Triggers”) where, upon the occurrence of any Covenant Reset Trigger, the maximum Total Net Leverage ratio will automatically revert to 3.50:1.00.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives of such controls and procedures.  Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) (our principal executive officer) and Chief Financial Officer (“CFO”) (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018.  Based on that evaluation, our CEO and CFO have each concluded that such disclosure controls and procedures were effective as of December 31, 2018.

Report of Management on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Except as set forth below, the information required by Item 10 is hereby incorporated by reference to the sections of the Proxy Statement for the Annual Meeting of Stockholders of Covia to be held on May 23, 2019 (the “2019 Proxy Statement”) captioned “ITEM 1 – ELECTION OF DIRECTORS,” “GOVERNANCE – Role of the Board’s Committees,” “GOVERNANCE – Nominating Procedures,” “GOVERNANCE – Section 16(a) Beneficial Ownership Reporting Compliance,” and “GOVERNANCE – Code of Business Conduct and Ethics and Financial Code of Ethics.”

The information set forth below is provided as required by Item 10 and the listing standards of the NYSE.

The following table sets forth information with respect to our current executive officers, including their ages, as of March 22, 2019.  There are no family relationships between any of our executive officers.

Name	Age	Position
Jenniffer D. Deckard	53	President and CEO
Gerald L. Clancey	49	Executive Vice President, Chief Commercial Officer
Andrew D. Eich	39	Executive Vice President, Chief Financial Officer
Campbell J. Jones	58	Executive Vice President, Chief Operating Officer
Chadwick P. Reynolds	45	Executive Vice President, General Counsel and Secretary
Brian J. Richardson	46	Executive Vice President, Chief Administrative Officer

Executive Officers of the Registrant

Jenniffer D.  Deckard, age 53, has served as our President and CEO since June 2018.  Previously, Ms. Deckard served as President, CEO and a director of Fairmount Santrol Holdings Inc. from 2013 until June 2018.  At Fairmount Santrol, she was President from 2011 until 2013, and served as Vice President of Finance and Chief Financial Officer and in other roles in accounting and finance from 1994 until 2011.  Ms. Deckard joined the Board of Directors of RPM International Inc. (NYSE: RPM) in 2015 and currently serves as a member of RPM’s Audit Committee, having previously served on its Corporate Governance and Nominating Committee.  In her local community, Ms. Deckard serves on the boards of the Cleveland Foundation and the EDWINS Foundation.  She also serves on the Case Western Reserve Weatherhead School of Management’s Visiting Committee and the Board of Directors for the Fairmount Santrol Foundation.  Ms. Deckard received a B.S. from the University of Tulsa and a MBA from Case Western Reserve University.

Gerald L. Clancey, age 49, has served as our Executive Vice President and Chief Commercial Officer since June 2018.  He is responsible for our sales, marketing and logistics functions. Mr. Clancey served as Executive Vice President, Chief Commercial Officer at Fairmount Santrol since 2015. In this role, he had responsibility for domestic and international sales into the energy and industrial markets, as well as leadership for supply chain and logistics.  Previously, Mr. Clancey served as Executive Vice President of Supply Chain and Industrial & Recreation (I&R) Sales since 2011, Vice President of Sales for I&R from 2002 to 2011, and General Sales Manager for the Fairmount Santrol’s TechniSand resin-coated foundry division from 1998 to 2002.  Mr. Clancey received a B.S. from Kent State University and MBA from the University of Notre Dame.

Andrew D. Eich, age 39, has served as our Executive Vice President and CFO since June 2018.  He is responsible for our finance, accounting, treasury, investor relations, strategy and M&A functions.  Mr. Eich served as Senior Vice President and Chief Commercial Officer of Unimin from June 2016 to May 2018. From 2012 to June 2016, he served as CFO of Unimin. From 2004 to 2012, Mr. Eich served in a variety of roles at Aetos Capital (private equity fund) including roles in M&A, portfolio management, corporate finance and investor relations. He started his career at KPMG LLP (audit, tax and advisory services provider) in New York, where he worked from 2002 to 2004 in KPMG’s assurance practice.  Mr. Eich received a B.A. in Management Economics from Ohio Wesleyan University and is a CPA (inactive) and CFA charter holder.

Campbell J. Jones, age 58, has served as our Executive Vice President and Chief Operating Officer since June 2018.  He is responsible for our operations, engineering, environmental, health and safety, procurement, supply chain and R&D functions.  Mr. Jones served as President and CEO of Unimin from May 2015 to May 2018, and was a member of the Unimin Board since 2015. He has also served as Group Chief Operating Officer of Sibelco (material solutions provider) from January 2016 to May 2018.  Mr. Jones was with Sibelco or its affiliates since 2000. He was Managing Director of Sibelco Australia Limited from 2006 to 2014 and Executive General Manager/Chief Operating Officer of Sibelco Australia Limited from 2000 to 2006.  Prior to joining Unimin, he was

Executive General Manager at Commercial Minerals from 1997 to 2000 and Managing Director at Envirotech Australia from 1992 to 1997.  Mr. Jones received a B.E. in Metallurgical Engineering from the University of New South Wales

Chadwick P. Reynolds, age 45, has served as our Executive Vice President, General Counsel and Secretary since September 2018.  He is responsible for the company’s legal and corporate governance functions.  He is responsible for the company’s legal, corporate governance, and compliance functions.  Prior to joining us, Mr. Reynolds served Stage Stores, Inc. (retailer) as its Executive Vice President, Chief Legal Officer and Secretary from April 2017 to August 2018, and its Senior Vice President, Chief Legal Officer and Secretary from August 2014 to March 2017, where he oversaw its legal, risk management, real estate, construction and facilities departments.  Previously, he spent 16 years with Big Lots, Inc. (retailer), where he most recently served as Vice President, Deputy General Counsel and Assistant Corporate Secretary from March 2009 to August 2014. Mr. Reynolds received a B.A. from Indiana State University and a J.D. from Capital University Law School.

Brian J.  Richardson, age 46, has served as our Executive Vice President and Chief Administrative Officer since June 2018.  He is responsible for the company’s human resources, information technology, risk management, sustainable development and internal communications functions.  Mr. Richardson served as Executive Vice President, Chief People Officer at Fairmount Santrol from June 2015 to May 2018.  Prior to joining Fairmount Santrol, Mr. Richardson was Senior Vice President of Human Resources for the Global Finishes Group of The Sherwin-Williams Company (manufacturer of coatings and related products).  Mr. Richardson received a B.A. in Finance from Baldwin-Wallace College and MBA from The Ohio State University.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to the sections of the 2019 Proxy Statement captioned “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” and “GOVERNANCE - Compensation Committee Interlocks and Insider Participation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to the sections of the 2019 Proxy Statement captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Equity Compensation Plan Information

The table below provides information, as of December 31, 2018, with respect to compensation plans under which securities of Covia are authorized for issuance.  Please see Note 16 in our Consolidated Financial Statements for further information:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (A)]
Number of securities in thousands	(A)(1)	(B)	(C)
Equity compensation plans approved by security holders(2)	2,503	$33.49	13,258
Equity compensation plans not approved by security holders	-	-	-
Total	2,503	$33.49	13,258
_________
(1) In addition, we had 746 restricted stock units outstanding under the 2014 Plan and 2018 Plan.
(2) There are 1,681 options outstanding under the 2010 Plan and 822 options outstanding under the 2014 Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to the sections of the 2019 Proxy Statement captioned “GOVERNANCE – Related Party Transactions” and “GOVERNANCE – Director Independence.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to the sections of the 2019 Proxy Statement captioned “AUDIT COMMITTEE MATTERS – Policy for Pre-Approval of Independent Auditor Services” and “AUDIT COMMITTEE MATTERS – Principal Accountant Fees and Services.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

A)	The consolidated financial statements of Covia Holdings Corporation and Subsidiaries contained in Part II, Item 8 of this Report:
•	Consolidated Statements of Income (Loss) for the years ended December 31, 2018, 2017, and 2016
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017, and 2016
•	Consolidated Balance Sheets as of December 31, 2018 and 2017
•	Consolidated Statements of Equity for the years ended December 31, 2018, 2017, and 2016
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016
B)	Schedule II – Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2018, 2017, and 2016, contained on page 16 of this Report
C)	The exhibits listed in the Exhibit Index beginning on page 16 of this Annual Report on Form 10-K

ITEM 16.  FORM 10-K SUMMARY

None.

Covia Holdings Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts and Reserves

Years Ended December 31, 2018, 2017, and 2016

(in thousands)

		Charged to Cost	Charged to
	Beginning Balance	and Expenses	Other Accounts	Deductions	Ending Balance
Allowance for Doubtful Accounts:
Year ended December 31, 2018	$3,682	$871	$-	$(65)	$4,488
Year ended December 31, 2017	2,645	806	2	229	3,682
Year ended December 31, 2016	7,184	(2,779)	(473)	(1,287)	2,645

Valuation Allowance for Net Deferred Tax Assets:
Year ended December 31, 2018	$29,206	$13,353	$9,640	$-	$52,199
Year ended December 31, 2017	36,877	(7,671)	-	-	29,206
Year ended December 31, 2016	36,499	378	-	-	36,877

COVIA HOLDINGS CORPORATION

EXHIBIT INDEX

The following documents are filed or furnished as exhibits to this Annual Report on Form 10-K.  For convenient reference, each exhibit is listed in the following Exhibit Index according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

(x)  Filed herewith

(y)  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of December 11, 2017, by and among Unimin Corporation, Fairmount Santrol Holdings Inc., SCR-Sibelco NV, Bison Merger Sub, Inc. and Bison Merger Sub I, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Fairmount Santrol Holdings Inc., filed with the SEC on December 12, 2017) (File No. 001-36670)

2.2

Business Contribution Agreement, dated as of May 31, 2018, by and among Unimin Corporation, SCR-Sibelco NV and Sibelco North America, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

3.1

Amended and Restated Certificate of Incorporation of Covia Holdings Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) File No. 001-38510).

3.2

Amended and Restated Bylaws of Covia Holdings Corporation incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510)

4.1

Stockholders Agreement, dated as of June 1, 2018, by and among Covia Holdings Corporation, SCR-Sibelco NV and the other parties named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

4.2

Registration Rights Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.1

Redemption Agreement, dated as of May 31, 2018, by and between Unimin Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.2

Tax Matters Agreement, dated as of May 31, 2018, by and between Unimin Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.3

Distribution Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.4

Distribution Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.5

Exclusive Agency Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.6

Exclusive Agency Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

Exhibit No.	Description

10.7

Non-Compete Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.8

Transition Services Agreement, dated as of May 31, 2018, by and between Unimin Corporation and Sibelco North America, Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.9

Transition Services Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.10

Credit and Guarantee Agreement, dated as of June 1, 2018, by and among Covia Holdings Corporation, Barclays Bank PLC and BNP Paribas Securities Corp. as lead arrangers and joint bookrunners, and the other parties named therein (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.11

Pledge and Security Agreement, dated as of June 1, 2018, by and among Covia Holdings Corporation, Barclays Bank PLC and BNP Paribas Securities Corp. and the other parties named therein (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.12

Trademark License Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.13

Trademark Assignment Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and Sibelco Nederland NV (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.14

Patent License Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.15

Patent License Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.16

Patent License Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.17

Patent License Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.18

Patent License Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.19

Patent License Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.20

Redemption Agreement, related to the Cash Redemption, by and between Unimin Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.21

Intercompany Note, dated as of May 29, 2018, by and between Unimin Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

Exhibit No.	Description

10.22	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.22 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.23(y)	2018 Omnibus Incentive Plan of Covia Holdings Corporation (incorporated by reference to Exhibit 10.23 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018).

10.24(y)

Form of Restricted Stock Unit Agreement for 2018 Omnibus Incentive Plan of Covia Holdings Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 2, 2018) (File No. 001-38510).

10.25(y)

Form of Restricted Stock Unit Agreement for Non-Employee Directors for 2018 Omnibus Incentive Plan of Covia Holdings Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on July 2, 2018) (File No. 001-38510).

10.26(y)

FMSA Holdings Inc. Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the SEC on September 18, 2014) (File No. 333-198322).

10.27(y)

Form of Stock Option Agreement for FMSA Holdings Inc. Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the SEC on September 18, 2014) (File No. 333-198322).

10.28(y)

Amendment I to the Form of Stock Option Agreement for FMSA Holdings Inc. Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the SEC on September 18, 2014) (File No. 333-198322).

10.29(y)

FMSA Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the SEC on September 18, 2014) (File No. 333-198322).

10.30(y)

Form of Stock Option Agreement for FMSA Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the SEC on September 18, 2014) (File No. 333-198322).

10.31(y)

Amendment I to the Form of Stock Option Agreement for FMSA Holdings Inc. Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the SEC on September 18, 2014) (File No. 333-198322).

10.32(y)

Fairmount Santrol Holdings Inc. 2014 Long Term Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement of Fairmont Santrol Holdings Inc., filed with the SEC on April 6, 2017) (File No. 001-36670).

10.33(y)

Form of Stock Option Agreement for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the SEC on September 18, 2014) (File No. 333-198322).

10.34(y)

Form of Notice of Grant of Stock Option for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the SEC on September 18, 2014) (File No. 333-198322).

10.35(y)

Form of Restricted Stock Unit Agreement for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the SEC on September 18, 2014) (File No. 333-198322).

10.36(y)

Form of Notice of Grant of Restricted Stock Unit for FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 of Fairmont Santrol Holdings Inc., filed with the SEC on September 18, 2014) (File No. 333-198322)).

10.37(y)

Omnibus Amendment to Outstanding Stock Option Agreements under the FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Fairmont Santrol Holdings Inc., filed with the SEC on December 16, 2015) (File No. 001-36670).

Exhibit No.	Description

10.38(y)

Omnibus Amendment to Outstanding Restricted Stock Unit Agreements under the FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Fairmont Santrol Holdings Inc., filed with the SEC on December 16, 2015) (File No. 001-36670).

10.39(y)

Omnibus Amendment to Outstanding Stock Option Agreements under FMSA Holdings Inc. 2006 Long Term Incentive Compensatory Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Fairmont Santrol Holdings Inc., filed with the SEC on November 3, 2016) (File No. 001-36670).

10.40(y)

Omnibus Amendment to Outstanding Stock Option Agreements under FMSA Holdings Inc. 2010 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Fairmont Santrol Holdings Inc., filed with the SEC on November 3, 2016) (File No. 001-36670).

10.41(y)

Amended and Restated Omnibus Amendment to Outstanding Stock Option Agreements under FMSA Holdings Inc. 2014 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Fairmont Santrol Holdings Inc., filed with the SEC on November 3, 2016) (File No. 001-36670).

10.42(y)

Amendment No. 1 to the FMSA Holdings Inc. 2014 Long Term Incentive Plan, dated February 1, 2017, by Fairmount Santrol Holdings Inc. (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K of Fairmount Santrol Holdings Inc., filed with the SEC on March 9, 2017) (File No. 001-36670).

10.43(y)

Performance Measures for purposes of the 2018 Omnibus Incentive Plan of Covia Holdings Corporation (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

21.1(x)	List of Subsidiaries of Covia Holdings Corporation.

23.1(x)	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1(x)

Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(x)

Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(x)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(x)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1(x)	Mine Safety Disclosure Exhibit

99.1(x)	Consent of GZA GeoEnvironmental, Inc.

101.INS(x)	XBRL Instance Document

101.SCH(x)	XBRL Taxonomy Extension Schema Document

101.CAL(x)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(x)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(x)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(x)	XBRL Taxonomy Extension Presentation Linkbase Document

Schedules and exhibits have been omitted from Exhibits 2.1 and 2.2 in accordance with Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request, subject to the registrant’s right to request confidential treatment of any requested schedule or exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2019.

COVIA HOLDINGS CORPORATION

By:	/s/ Jenniffer D. Deckard
Jenniffer D. Deckard
President, Chief Executive Officer

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jenniffer D. Deckard	President, Chief Executive Officer, and Director	March 22, 2019
Jenniffer D. Deckard	(Principal Executive Officer)

/s/ Andrew D. Eich	Executive Vice President and Chief Financial Officer	March 22, 2019
Andrew D. Eich	(Principal Financial Officer)

/s/ Meghan E. DeMasi	Vice President, Accounting and Controls	March 22, 2019
Meghan E. DeMasi	(Principal Accounting Officer)

/s/ Richard A. Navarre	Director and Chairman of the Board of Directors	March 22, 2019
Richard A. Navarre

/s/ William E. Conway	Director	March 22, 2019
William E. Conway

/s/ Kurt Decat	Director	March 22, 2019
Kurt Decat

/s/ Jean-Luc Deleersnyder	Director	March 22, 2019
Jean-Luc Deleersnyder

/s/ Michel Delloye	Director	March 22, 2019
Michel Delloye

/s/ Charles D. Fowler	Director	March 22, 2019
Charles D. Fowler

/s/ Stephen J. Hadden	Director	March 22, 2019
Stephen J. Hadden

/s/ William P. Kelly	Director	March 22, 2019
William P. Kelly

/s/ Jean-Pierre Labroue	Director	March 22, 2019
Jean-Pierre Labroue

/s/ Olivier Lambrechts	Director	March 22, 2019
Olivier Lambrechts

/s/ Matthew F. LeBaron	Director	March 22, 2019
Matthew F. LeBaron

/s/ Jeffrey B. Scofield	Director	March 22, 2019
Jeffrey B. Scofield