Form 10-Q
period 2019-03-31
Covia Holdings Corp
filed 2019-05-09
CIK 1722287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CVIA	New York Stock Exchange

Number of shares of Common Stock outstanding, par value $0.01 per share, as of May 7, 2019:  131,446,747

Covia Holdings Corporation and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Revenues	$428,246	$369,821
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	361,560	260,319

Operating expenses
Selling, general and administrative expenses	41,960	25,224
Depreciation, depletion and amortization expense	58,095	27,131
Restructuring charges	2,002	-
Other operating income, net	(6,859)	-
Operating income (loss) from continuing operations	(28,512)	57,147

Interest expense, net	25,603	2,298
Other non-operating expense, net	2,187	8,193
Income (loss) from continuing operations before provision (benefit) for income taxes	(56,302)	46,656

Provision (benefit) for income taxes	(4,054)	9,870
Net income (loss) from continuing operations	(52,248)	36,786
Less: Net income from continuing operations attributable to the non-controlling interest	(3)	-
Net income (loss) from continuing operations attributable to Covia Holdings Corporation	(52,245)	36,786

Income from discontinued operations, net of tax	-	8,756

Net income (loss) attributable to Covia Holdings Corporation	$(52,245)	$45,542

Continuing operations earnings (loss) per share
Basic	$(0.40)	$0.31
Diluted	(0.40)	0.31

Earnings (loss) per share
Basic	(0.40)	0.38
Diluted	$(0.40)	$0.38

Weighted average number of shares outstanding
Basic	131,287	119,645
Diluted	131,287	119,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income (loss) from continuing operations	$(52,248)	$36,786
Income from discontinued operations, net of tax	-	8,756
Net income (loss) before other comprehensive income (loss)	(52,248)	45,542
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	2,301	8,840
Employee benefit obligations	4,902	1,564
Amortization and change in fair value of derivative instruments	(7,841)	-
Total other comprehensive income (loss), before tax	(638)	10,404
Provision (benefit) for income taxes related to items of other comprehensive income	(521)	470
Comprehensive income (loss), net of tax	(52,365)	55,476
Comprehensive income attributable to the non-controlling interest	(3)	-
Comprehensive income (loss) attributable to Covia Holdings Corporation	$(52,362)	$55,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018
	(in thousands, except par value)
Assets
Current assets
Cash and cash equivalents	$37,292	$134,130
Accounts receivable, net of allowance for doubtful accounts of $4,426 and $4,488
at March 31, 2019 and December 31, 2018, respectively	312,052	267,268
Inventories, net	160,466	162,970
Other receivables	28,273	40,306
Prepaid expenses and other current assets	25,388	20,941
Total current assets	563,471	625,615

Property, plant and equipment, net	2,800,885	2,834,361
Operating right-of-use assets, net	422,897	-
Deferred tax assets, net	8,068	8,740
Goodwill	131,655	131,655
Intangibles, net	92,931	137,113
Other non-current assets	23,526	18,633
Total assets	$4,043,433	$3,756,117

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$15,700	$15,482
Operating lease liabilities, current	73,305	-
Accounts payable	125,428	145,070
Accrued expenses	103,833	130,161
Total current liabilities	318,266	290,713

Long-term debt	1,611,201	1,612,887
Operating lease liabilities, non-current	315,841	-
Employee benefit obligations	53,349	54,789
Deferred tax liabilities, net	256,108	267,350
Other non-current liabilities	83,336	75,425
Total liabilities	2,638,101	2,301,164

Commitments and contingent liabilities (Note 16)
Equity
Preferred stock: $0.01 par value, 15,000 authorized shares at
March 31, 2019 and December 31, 2018
Shares outstanding: 0 at March 31, 2019 and December 31, 2018	-	-
Common stock: $0.01 par value, 750,000 authorized shares
at March 31, 2019 and December 31, 2018
Shares issued: 158,195 at March 31, 2019 and December 31, 2018
Shares outstanding: 131,420 and 131,188 at March 31, 2019
and December 31, 2018, respectively	1,777	1,777
Additional paid-in capital	386,585	388,027
Retained earnings	1,595,714	1,647,959
Accumulated other comprehensive loss	(95,342)	(95,225)
Total equity attributable to Covia Holdings Corporation before treasury stock	1,888,734	1,942,538
Less: Treasury stock at cost
Shares in treasury: 26,775 and 27,007 at March 31, 2019
and December 31, 2018, respectively	(483,956)	(488,141)
Total equity attributable to Covia Holdings Corporation	1,404,778	1,454,397
Non-controlling interest	554	556
Total equity	1,405,332	1,454,953
Total liabilities and equity	$4,043,433	$3,756,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity attributable to Covia Holdings Corporation
			Additional		Accumulated Other				Non-
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock Shares	Capital	Earnings	Loss	Stock	Stock Shares	Subtotal	Interest	Total
	(in thousands)
Balances at December 31, 2017	$1,777	119,645	$43,941	$1,918,457	$(128,228)	$(610,632)	38,550	$1,225,315	$-	$1,225,315
Net income	-	-	-	45,542	-	-	-	45,542	-	45,542
Other comprehensive income	-	-	-	-	9,934	-	-	9,934	-	9,934
Balances at March 31, 2018	$1,777	119,645	$43,941	$1,963,999	$(118,294)	$(610,632)	38,550	$1,280,791	$-	$1,280,791

Balances at December 31, 2018	$1,777	131,188	$388,027	$1,647,959	$(95,225)	$(488,141)	27,007	$1,454,397	$556	$1,454,953
Net loss	-	-	-	(52,245)	-	-	-	(52,245)	(3)	(52,248)
Other comprehensive loss	-	-	-	-	(117)	-	-	(117)	-	(117)
Share-based awards exercised or distributed	-	232	(4,209)	-	-	4,185	(232)	(24)	-	(24)
Stock compensation expense	-	-	2,767	-	-	-	-	2,767	-	2,767
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	1	1
Balances at March 31, 2019	$1,777	131,420	$386,585	$1,595,714	$(95,342)	$(483,956)	26,775	$1,404,778	$554	$1,405,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income (loss) attributable to Covia Holdings Corporation	$(52,245)	$45,542
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	58,095	29,409
Amortization of deferred financing costs	1,490	-
Restructuring charges	2,002	-
Deferred income tax benefit	(8,596)	579
Stock compensation expense	2,767	-
Net income from non-controlling interest	(3)	-
Other, net	(1,852)	(1,424)
Change in operating assets and liabilities, net of business combination effect:
Accounts receivable	(44,525)	(30,490)
Inventories	2,785	(4,607)
Prepaid expenses and other assets	7,703	(281)
Accounts payable	(6,364)	(13,323)
Accrued expenses	(16,339)	(3,264)
Net cash provided by (used in) operating activities	(55,082)	22,141

Cash flows from investing activities
Capital expenditures	(32,881)	(46,253)
Capitalized interest	(3,283)	-
Proceeds from sale of fixed assets	-	334
Other investing activities	-	(52)
Net cash used in investing activities	(36,164)	(45,971)

Cash flows from financing activities
Payments on Term Loan	(4,125)	-
Payments on term debt	-	(328)
Payments on other long-term debt	(87)	-
Payments on finance lease liabilities	(1,120)	-
Proceeds from share-based awards exercised or distributed	(24)	-
Tax payments for withholdings on share-based awards exercised or distributed	(333)	-
Net cash used in financing activities	(5,689)	(328)

Effect of foreign currency exchange rate changes	97	373
Decrease in cash and cash equivalents	(96,838)	(23,785)

Cash and cash equivalents [including cash of Discontinued Operations (Note 3)]:
Beginning of period	134,130	308,059
End of period	$37,292	$284,274

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$(23,698)	$(5,119)
Income taxes paid	(2,332)	(4,791)
Non-cash investing activities:
Decrease in accounts payable and accrued expenses for additions to property, plant, and equipment	(22,682)	(593)
Right-of-use assets obtained in exchange for lease liabilities	$411,191	$-

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

Merger of Unimin Corporation and Fairmount Santrol Holdings Inc.

On June 1, 2018 (“Merger Date”), Unimin Corporation (“Unimin”) completed a business combination (“Merger”) whereby Fairmount Santrol Holdings Inc. (“Fairmount Santrol”) merged into a wholly owned subsidiary of Unimin and ceased to exist as a separate corporate entity.  Immediately following the consummation of the Merger, Unimin changed its name to Covia Holdings Corporation and began operating under that name.  The common stock of Fairmount Santrol was delisted from the New York Stock Exchange (“NYSE”) prior to the market opening on June 1, 2018, and Covia commenced trading under the ticker symbol “CVIA” on that date.  Upon the consummation of the Merger, the former stockholders of Fairmount Santrol (including holders of certain Fairmount Santrol equity awards) received, in the aggregate, $170,000 in cash consideration and approximately 35% of the common stock of Covia.  Approximately 65% of the outstanding shares of Covia common stock is owned by SCR-Sibelco NV (“Sibelco”), previously the parent company of Unimin.  See Note 2 for further discussion of the Merger.

In connection with the Merger, we redeemed approximately 18,528 shares of Unimin common stock from Sibelco in exchange for an amount in cash equal to approximately (i) $660,000 plus interest accruing at 5.0% per annum for the period from September 30, 2017 through June 1, 2018 less (ii) $170,000 in cash paid to Fairmount Santrol stockholders.

In connection with the Merger, we also completed a debt refinancing transaction, with Barclays Bank PLC as administrative agent, by entering into a $1,650,000 senior secured term loan (“Term Loan”) and a $200,000 revolving credit facility (“Revolver”).  The proceeds of the Term Loan were used to repay the indebtedness of Unimin and Fairmount Santrol and to pay the cash portion of the Merger consideration and expenses related to the Merger.  See Note 6 for further discussion of the refinancing transaction and terms of such indebtedness.

As a condition to the Merger, Unimin contributed substantially all of the assets of its Electronics segment, including $31,000 of cash, to Sibelco North America, Inc. (“HPQ Co.”), a newly-formed wholly owned subsidiary of Unimin, in exchange for all of the stock of HPQ Co. and the assumption by HPQ Co. of certain liabilities.  Unimin distributed all of the stock of HPQ Co. to Sibelco in exchange for 170 shares (or 15,097 shares subsequent to the stock split) of Unimin common stock held by Sibelco.  See Note 3 for a discussion of HPQ Co., which is presented as discontinued operations in these condensed consolidated financial statements.

Costs and expenses incurred related to the Merger are recorded in Other non-operating expense, net in the accompanying Consolidated Statements of Income and include legal, accounting, valuation and financial advisory services, integration and other costs totaling $651 and $5,300 for the three months ended March 31, 2019 and 2018, respectively.

Unimin was determined to be the acquirer in the Merger for accounting purposes, and the historical financial statements and certain historical amounts included in the Notes to the Condensed Consolidated Financial Statements relate to Unimin.  The Condensed Consolidated Balance Sheets at December 31, 2018 and forward reflect Covia results.  The presentation of information for periods prior to the Merger Date are not fully comparable to the presentation of information for periods presented after the Merger Date because the results of operations for Fairmount Santrol are not included in such information prior to the Merger Date.

Reclassifications

Certain reclassifications of prior period presentations have been made to conform to the current period presentation.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) and disclosures necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows of the reported interim periods.  The Condensed Consolidated Balance Sheet as of December 31, 2018 was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  Interim results are not necessarily indicative of the results to be expected for the full year or any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto and for each of the three years in the period ended December 31, 2018, which are included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 22, 2019 (“Form 10-K”), and information included elsewhere in this Quarterly Report on Form 10-Q (“Report”).

On June 1, 2018, we effected an 89:1 stock split with respect to our shares of common stock.  Unless otherwise noted, impacted amounts and share information included in the consolidated financial statements and notes thereto have been retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented.  Certain amounts in the notes to the consolidated financial statements may be slightly different than previously reported due to rounding of fractional shares as a result of the stock split.

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

Our products may be sold with rebates, discounts, take-or-pay provisions, or other features which are accounted for as variable consideration.  Rebates and discounts are not material and have not been separately disclosed.  Contracts that contain take-or-pay provisions obligate customers to pay shortfall payments if the required volumes, as defined in the contracts, are not purchased.  Shortfall payments are recognized as revenues when the likelihood of the customer purchasing the minimum volume becomes remote, subject to renegotiation of the contract and collectability.  At March 31, 2019 and December 31, 2018, we had no accounts receivable related to shortfall payments.

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

Concentration of Credit Risk

At March 31, 2019, we had two customers whose accounts receivable balances exceeded 10% of total accounts receivable.  These two customers comprised approximately 14% and 13% of the accounts receivable balance, respectively, at March 31, 2019.  At December 31, 2018, we had two customers whose accounts receivable balance exceeded 10% of total accounts receivable.  These two customers each comprised approximately 10% of our accounts receivable balance at December 31, 2018.

In the three months ended March 31, 2019 and 2018, one customer exceeded 10% of revenues.  This customer accounted for 11% and 12% of revenues in the three months ended March 31, 2019 and 2018, respectively.  This customer is part of our Energy segment.

Asset Retirement Obligation

We estimate the future cost of dismantling, restoring, and reclaiming operating excavation sites and related facilities in accordance with federal, state, and local regulatory requirements.  We record the initial estimated present value of these costs as an asset retirement obligation and increase the carrying amount of the related asset by a corresponding amount.  The related asset is classified as property, plant, and equipment and amortized over its useful life.  We adjust the related asset and liability for changes resulting from the passage of time and revisions to either the timing or amount of the original present value estimate.  Cost estimates are escalated for inflation and market risk premium and then discounted at the credit adjusted risk free rate.  If the asset retirement obligation is settled for more or less than the carrying amount of the liability, a loss or gain will be recognized in the period the obligation is settled.  As of March 31, 2019 and December 31, 2018, we had asset retirement obligations of $31,716 and $31,199, respectively.  We recognized accretion expense of $467 and $506 in the three months ended March 31, 2019 and 2018, respectively.  These amounts are included in Other operating (income), net in the Condensed Consolidated Statements of Income (Loss).  Other than those asset retirement obligations that were assumed and recorded in connection with the Merger and accretion expense, there were no changes in the liability during these interim periods.

Leases

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

We lease railcars, machinery, equipment, land, buildings and office space under operating lease arrangements.  Certain mobile equipment leasing arrangements, subject to purchase options are leased under finance lease arrangements.

We account for leases in accordance with ASC Topic 842 – Leases (“Topic 842”) and have recorded right-of-use assets and lease liabilities at the date of adoption (refer to Recently Adopted Accounting Pronouncements).  The right-of-use assets represent our right to use underlying assets for the lease term and the lease liabilities represent our obligation to make lease payments under the leases.

We determine if an arrangement is or contains a lease at contract inception and exercise judgement and apply certain assumptions when determining the discount rate, lease term and lease payments:

•

Topic 842 requires a lessee to record a lease liability based on the discounted unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, the incremental borrowing rate.  Generally, we do not have knowledge of the rate implicit in the lease and, therefore, in most cases we use the incremental borrowing rate for a lease.

•

The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that we are reasonably certain to exercise, or an option to extend that is controlled by the lessor.

•

Lease payments included in the measurement of the lease liability comprise fixed payments, and the exercise price of an option to purchase the underlying asset if we are reasonably certain to exercise the option.

All right-of-use assets are periodically reviewed for impairment losses and no impairment of the right-of-use assets has been recorded in the three months ended March 31, 2019.

We monitor events and modifications of existing lease agreements that would require reassessment of the lease.  When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding right-of-use asset.

We have elected to apply the short-term lease exemption to all classes of leased assets.  The exemption allows for the non-recognition of right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less.  Short-term lease payments associated with a lease are recorded on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of usage and others include rental payments adjusted periodically based on an index, such as the Consumer Price Index.  These payments are recorded as variable costs under operating leases.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2019 we adopted Topic 842, which requires lessees to recognize a right-of-use asset and lease liability on their consolidated balance sheet related to the rights and obligations created by most leases, while continuing to recognize expense on their consolidated statements of income over the lease term.

We elected to transition to Topic 842 using the modified retrospective method to apply the standard on its effective date, January 1, 2019.  Prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under previous lease guidance, ASC Topic 840 – Leases.

We elected to use the package of practical expedients permitted under the transition guidance.  We did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases.  For lease agreements that include lease and non-lease components, we elected to use the practical expedient to combine lease and non-lease components for all classes of assets and to not record on the balance sheet leases with a term of twelve months or less.

The impact of the adoption of Topic 842 on the accompanying Condensed Consolidated Balance Sheets resulted in recording additional right-of assets and lease liabilities of approximately $442,147 and $406,840, respectively.  The right-of-use assets at the date of adoption

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

includes approximately $35,787 of lease intangible assets related to favorable market terms of certain railcar leases acquired in the Merger.  See Note 15 for further detail.

In August 2017, the FASB issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”).  ASU 2017-12 expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.  Subject matters addressed include risk component hedging, accounting for the hedged item in fair value hedges of interest rate risk, recognition and presentation of the effects of hedging instruments, amounts excluded from the assessment of hedge effectiveness, and effectiveness testing.  All transition requirements and elections should be applied to existing hedging relationships as of the date of adoption and reflected as of the beginning of the fiscal year of adoption.  On August 1, 2018, we entered into hedge accounting for our interest rate swaps and elected to early adopt ASU 2017-12 at the date of designation.  The adoption did not result in a cumulative effect adjustment in the Condensed Consolidated Balance Sheets.  See Note 9 for further detail.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 – Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”).  ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  Additionally, ASU 2016-13 requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected through the use of an allowance of expected credit losses.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and requires a modified retrospective approach.  We are in the process of evaluating the impact of this new guidance on our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”).  ASU 2018-13 removes and modifies existing disclosure requirements on fair value measurement, namely regarding transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements.  Additionally, ASU 2018-13 adds further disclosure requirements for Level 3 fair value measurements, specifically changes in unrealized gains and losses and other quantitative information.  ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  We are in the process of evaluating the impact of this new guidance on our condensed consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-14 – Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”).  The amendments in ASU 2018-14 remove various disclosures that no longer are considered cost-beneficial, namely amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost over the next fiscal year.  Further, ASU 2018-14 requires disclosure or clarification of the reasons for significant gains or losses related to changes in the benefit obligation for the period, as well as projected and accumulated benefit obligations in excess of plan assets.  ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and should be applied on a retrospective basis, with early adoption permitted.  We are in the process of evaluating the impact of this new guidance on our condensed consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”).  The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  ASU 2018-15 requires an entity in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense.  ASU 2018-15 also requires the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals.  ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  ASU 2018-15 should can be applied either retrospectively or prospectively to all implementation costs incurred after its adoption.  We are in the process of evaluating the impact of this new guidance on our condensed consolidated financial statements and disclosures.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

In November 2018, the FASB issued ASU No. 2018-18 – Collaborative Arrangements (Topic 808) — Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”).  The amendments in ASU 2018-18 provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenues under ASC 606.  ASU 2018-18 specifically addresses when the participant is a customer in the context of a unit of account, adds unit-of-account guidance in ASC 808 to align with guidance with ASC 606, and precludes presenting the collaborative arrangement transaction together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer.  ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption is permitted and should be applied retrospectively.  We are in the process of evaluating the impact of this new guidance on our condensed consolidated financial statements and disclosures.

2.	Merger and Purchase Price Accounting

As previously noted, on June 1, 2018, Fairmount Santrol was merged into a subsidiary of Unimin, after which Fairmount Santrol ceased to exist as a separate corporate entity.  Refer to Note 1 for additional information related to the Merger.

The Merger Date fair value of consideration transferred was $1,313,660, which consisted of share-based awards, cash, and Covia common stock.  The consideration transferred to Fairmount Santrol’s stockholders included cash of $170,000.  The cash portion of the Merger consideration was funded with proceeds of the Term Loan and cash on Unimin’s balance sheet.  See Note 6 for additional information.

The operating results of Fairmount Santrol since the Merger Date are included in the consolidated financial statements.  The Merger qualified as a business combination and was accounted for using the acquisition method of accounting.

The estimates of fair values of the assets acquired and liabilities assumed were based on information available as of the Merger Date.  We refined certain underlying inputs and assumption in our valuation models and finalized the purchase accounting fair value assessment as of December 31, 2018.  The following table summarizes the purchase price accounting of the acquired assets and liabilities assumed as of June 1, 2018, including measurement period adjustments.

June 1, 2018
Cash and cash equivalents	$105,303
Inventories, net	108,005
Accounts receivable	159,373
Property, plant, and equipment, net	1,649,876
Intangible assets, net	136,222
Prepaid expenses and other assets	9,563
Other non-current assets	4,182
Total identifiable assets acquired	2,172,524
Debt	748,722
Other current liabilities	160,117
Deferred tax liability	199,627
Other long-term liabilities	45,169
Total liabilities assumed	1,153,635
Net identifiable assets acquired	1,018,889
Non-controlling interest	453
Goodwill	295,224
Total consideration transferred	$1,313,660

The fair values were based on management’s analysis, including work performed by third-party valuation specialists.  A number of significant assumptions and estimates were involved in the application of valuation methods, including sales volumes and prices, royalty rates, production costs, tax rates, capital spending, discount rates, and working capital changes.  Cash flow forecasts were generally based on Fairmount Santrol’s pre-Merger forecasts.  Valuation methodologies used for the identifiable assets acquired and liabilities assumed utilized Level 1, Level 2, and Level 3 inputs including quoted prices in active markets and discounted cash flows using current interest rates.

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

Raw material inventory was valued using the cost approach.  The fair value of work-in-process inventory and finished goods inventory is a function of the estimated selling price less the sum of any cost to complete, costs of disposal, holding costs and a reasonable profit allowance.  As a result of the Merger, we recorded approximately $38,409 of fair value adjustments in inventory, which included approximately $7,593 of spare parts.

The fair value of non-depletable land was determined using the market approach, which arrives at an indication of value by comparing the land being valued to land recently acquired in arm’s-length transactions or land listings for similar uses.  Building and site improvements were valued using the cost approach in which the value is established based on the cost of reproducing or replacing the asset, less depreciation from physical deterioration, functional obsolescence and economic obsolescence, if applicable.  Personal property assets with an active and identifiable secondary market, such as mobile equipment, were valued using the market approach.  Other personal property assets such as machinery and equipment, furniture and fixtures, leasehold improvements, laboratory equipment and computer software, were valued using the cost approach, which is based on replacement or reproduction costs of the assets less depreciation from physical deterioration, functional obsolescence and economic obsolescence, if applicable.  The fair value of the mineral reserves, which is included in property, plant, and equipment, net, were valued using the income approach, which is predicated upon the value of the future cash flows that an asset will generate over its economic life.

The fair value of the customer relationship intangible assets was determined using the With and Without Method which is an income approach and considers the time needed to rebuild the customer base.  The fair value of the railcar leasehold interest was determined using the discounted cash flow method (“DCF Method”), which is an income approach.  The fair value of the trade name and technology intangible assets was determined using the Relief from Royalty Method, which is an income approach and is based on a search of comparable third party licensing agreements and internal discussions regarding the significance of the trade names and technology and the profitability of the associated revenue streams.

The fair value of the acquired intangible assets and the related estimated useful lives at the Merger Date were the following:

	Approximate	Estimated
	Fair Value	Useful Life
Customer relationships	$73,000	6 years
Railcar leasehold interests	40,914	1-15 years
Trade name	17,000	1 year
Technology	5,000	12 years
Other	308	95 years
Total approximate fair value	$136,222

Goodwill is calculated as the excess of the purchase price over the fair value of net identifiable assets acquired.  Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Goodwill of $78,143 and $217,081 allocated to the Industrial and Energy reporting units, respectively, is attributable to the earnings potential of Fairmount Santrol’s product and plant portfolio, anticipated synergies, the assembled workforce of Fairmount Santrol, and other benefits that we believe will result from the Merger.  During the third quarter of 2018 it was determined that the goodwill allocated to the Energy reporting unit was impaired and was written off in its entirety.  Refer to Note 19 for additional information.  None of the goodwill is expected to be deductible for income tax purposes.

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

Included in other long-term liabilities is $9,500 for a pre-acquisition contingent consideration arrangement in the form of earnout payments, related to the purchase of certain coating technology.  We entered into an amendment to the coating technology purchase agreement on June 1, 2018.  Based on information and estimates at the time, we estimated the fair value of contingent consideration to be approximately $9,500.  Subsequent to the Merger Date, changes in projected cash flows were revised downward based on post-Merger decline in the market conditions for the Energy segment and a customer supply agreement that was not renewed at December 31, 2018.  The earnout payments are based on a fixed percentage of sales of products that incorporate the coating technology for thirty years commencing on June 1, 2018.  The amendment eliminated the threshold payments of $195,000, which were previously required in order for us to retain 100% ownership of the technology.  It also provides for the non-exclusive right to license the technology at a negotiated rate.  The fair value of the earnout was determined using a scenario-based method due to the linear nature of the consideration payments.

We assumed the outstanding stock-based equity awards (the “Award(s)”) of Fairmount Santrol at the Merger Date.  Each outstanding Award of Fairmount Santrol was converted to a Covia award with similar terms and conditions at the exchange ratio of 5:1.  We recorded $40,414 of Merger consideration for the value of Awards earned prior to the Merger Date.  The remaining value represents post-Merger compensation expense of $10,416, which will be recognized over the remaining vesting period of the Awards.

We have not separately disclosed the revenue and earnings of Fairmount Santrol from the Merger Date through December 31, 2018.  Due to the integration of Fairmount Santrol’s operations and customer contracts into the Covia supply chain network and customer contracts, it is impracticable to provide a reasonable estimate of such revenue and earnings.

Pro Forma Condensed Combined Financial Information (Unaudited)

The following unaudited pro forma condensed combined financial information presents our combined results as if the Merger had occurred on January 1, 2017.  The unaudited pro forma financial information was prepared to give effect to events that are (i) directly attributable to the Merger; (ii) factually supportable; and (iii) expected to have a continuing impact on our results.  All material intercompany transactions during the periods presented have been eliminated in consolidation.  These pro forma results include adjustments for interest expense that would have been incurred to finance the transaction and reflect purchase accounting adjustments for additional depreciation, depletion and amortization on acquired property, plant and equipment and intangible assets.  The pro forma results exclude Merger related transaction costs and expenses that were incurred in conjunction with the Merger in the three months ended March 31, 2018.

Three Months Ended March 31,
2018
Revenues	$643,159
Net income	63,264
Earnings per share – basic	$0.53
Earnings per share – diluted	0.53

The unaudited pro-forma condensed combined financial information is presented for informational purposes only and is not intended to represent or to be indicative of the combined results of operations or financial position that would have been reported had the Merger been completed as of the date and for the period presented, and should not be taken as representative of our consolidated results of operations or financial condition following the Merger.  In addition, the unaudited pro-forma condensed combined financial information is not intended to project the future financial position or results of operations of Covia.

3.	Discontinued Operations – Disposition of Unimin’s Electronics Segment

On May 31, 2018, prior to, and as a condition to the closing of the Merger, Unimin transferred substantially all of the assets and liabilities of HPQ Co. to Sibelco in exchange for 170 shares (or 15,097 shares subsequent to the stock split) of Unimin common stock held by Sibelco.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The transaction was between entities under common control and, therefore, the Unimin common stock received from Sibelco was recorded at the carrying value of the net assets transferred at May 31, 2018, in the amount of $165,383, in Treasury stock within Equity.  The transfer of HPQ Co. to Sibelco was a tax-free transaction.

The disposition of HPQ Co. qualified as discontinued operations, as it represented a significant strategic shift of our operations and financial results.  In addition, the operations and cash flows of HPQ Co. could be distinguished, operationally and for financial reporting purposes, from the rest of Covia.

The statements of operations of the HPQ Co. business have been presented as discontinued operations in the condensed consolidated financial statements for periods prior to the Merger.  Discontinued operations include the results of HPQ Co., except for certain allocated corporate overhead costs and certain costs associated with transition services provided by us to HPQ Co.  These previously allocated costs remain part of continuing operations.

The operating results of our discontinued operations in the three months ended March 31, 2018 are as follows:

Three Months Ended March 31,
2018
Major line items constituting income from discontinued operations
Revenues	$44,786
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	28,247
Selling, general and administrative expenses	4,000
Depreciation, depletion and amortization expense	2,278
Other operating income	(40)
Income from discontinued operations before provision for income taxes	10,301
Provision for income taxes	1,545
Income from discontinued operations, net of tax	$8,756

The significant operating and investing cash and noncash items of the discontinued operations included in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 were as follows:

Three Months Ended March 31,
2018
Depreciation, depletion and amortization expense	$2,278
Capital expenditures	$3,549

4.	Inventories, net

At March 31, 2019 and December 31, 2018, inventories consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$29,555	$30,410
Work-in-process	16,866	19,886
Finished goods	73,401	73,628
Spare parts	40,644	39,046
Inventories, net	$160,466	$162,970

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

5.	Property, Plant, and Equipment, net

At March 31, 2019 and December 31, 2018, property, plant, and equipment consisted of the following:

	March 31, 2019	December 31, 2018
Land and improvements	$228,767	$224,894
Mineral rights properties	1,324,257	1,323,090
Machinery and equipment	1,611,997	1,607,116
Buildings and improvements	546,007	544,117
Railroad equipment	155,992	155,998
Furniture, fixtures, and other	5,278	5,260
Assets under construction	189,980	184,360
	4,062,278	4,044,835
Accumulated depletion and depreciation	(1,261,393)	(1,210,474)
Property, plant, and equipment, net	$2,800,885	$2,834,361

Finance right-of-use assets are included within machinery and equipment.

We are required to evaluate the recoverability of the carrying amount of our long-lived asset groups whenever events or changes in circumstances indicate that the carrying amount of the asset groups may not be recoverable.  We performed an analysis of impairment indicators of the asset groups and there were no indicators of impairment that would require the asset groups be tested for recoverability at March 31, 2019.

6.	Long-Term Debt

At March 31, 2019 and December 31, 2018, long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
Term Loan	$1,637,625	$1,641,750
Industrial Revenue Bond	10,000	10,000
Finance lease liabilities	7,896	6,417
Other borrowings	1,722	1,809
Term Loan deferred financing costs, net	(30,342)	(31,607)
	1,626,901	1,628,369
Less: current portion	(15,700)	(15,482)
Long-term debt including finance leases	$1,611,201	$1,612,887

Term Loan

On the Merger Date, we entered into the $1,650,000 Term Loan to repay the outstanding debt of each of Fairmount Santrol and Unimin and to pay the cash portion of the Merger consideration and transaction costs related to the Merger.  The Term Loan was issued at par with a maturity date of June 1, 2025.  The Term Loan requires quarterly principal payments of $4,125 and quarterly interest payments beginning September 30, 2018 through March 31, 2025 with the balance payable at the maturity date.  Interest accrues at the rate of the three-month LIBOR plus 325 to 400 basis points depending on Total Net Leverage (as hereinafter defined) with a LIBOR floor of 1.0% or the Base Rate (as hereinafter defined).  Total Net Leverage is defined as total debt net of up to $150,000 of non-restricted cash, divided by EBITDA.  The Term Loan is secured by a first priority lien in substantially all of our assets.  We have the option to prepay the Term Loan without premium or penalty other than customary breakage costs with respect to LIBOR borrowings. There are no financial covenants governing the Term Loan.

At March 31, 2019, the Term Loan had an interest rate of 6.3%.

Revolver

On the Merger Date, we entered into our five-year revolving credit facility (“Revolver”) to replace a previous credit facility.  The Revolver was subject to a 50 basis point financing fee paid at closing and has a borrowing capacity of up to $200,000.  The Revolver

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

requires only quarterly interest payments at a rate derived from LIBOR plus 300 to 375 basis points depending on the Total Net Leverage or from a Base Rate (selected at our option).  The Base Rate is the highest of (i) Barclays’s prime rate, (ii) the U.S. federal funds effective rate plus one half of 1.0%, and (iii) the LIBOR rate for a one month period plus 1.0%.  While interest is payable in quarterly installments, any outstanding principal balance is payable on June 1, 2023.  In addition to interest charged on the Revolver, we are also obligated to pay certain fees, quarterly in arrears, including letter of credit fees and unused facility fees.

The Revolver includes financial covenants, which were amended on March 19, 2019 (the “First Amendment”), including that we maintain a Total Net Leverage ratio of no more than 6.60:1.00 for the fiscal quarters ending March 31, 2019 to December 31, 2019, 5.50:1.00 for the fiscal quarters ending March 31, 2020 to December 31, 2020, 4.50:1.00 for the fiscal quarters ending March 31, 2021 to June 30, 2021, 4.25:1.00 for the fiscal quarters ending to September 30, 2021 to December 31, 2021, and 4.00:1.00 for fiscal quarters ending March 31, 2022 and thereafter.  Additionally, the financial covenants are subject to certain covenant reset triggers (“Covenant Reset Triggers”) where, upon the occurrence of any Covenant Reset Trigger, the maximum Total Net Leverage ratio will automatically revert to 3.50:1.00.  As of March 31, 2019, we were in compliance with all covenants in accordance with the Revolver, as amended by the First Amendment.

At March 31, 2019, there was $200,000 of aggregate capacity on the Revolver with $11,279 committed to outstanding letters of credit, leaving net availability at $188,721.  At March 31, 2019, the Revolver had an interest rate of 6.1%.  There were no borrowings under the Revolver at March 31, 2019.

Other Borrowings

Other borrowings at March 31, 2019 and December 31, 2018 was comprised of a promissory note with three unrelated third parties that Unimin entered into on January 17, 2011.  Two of these unrelated parties had interest rates of 1.0% and 4.11%, respectively, at both March 31, 2019 and December 31, 2018.  The promissory note’s third unrelated party does not require any interest payments.

One of our subsidiaries has a 2,000 Canadian dollar overdraft facility with the Bank of Montreal.  We have guaranteed the obligations of the subsidiary under the facility.  As of March 31, 2019 and December 31, 2018, there were no borrowings outstanding under the overdraft facility.  The rates of the overdraft facility were 4.7% and 4.95% at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, we had $1,900 of outstanding letters of credit not backed by a credit facility.

Industrial Revenue Bond

We hold a $10,000 Industrial Revenue Bond related to the construction of a mining facility in Wisconsin.  The bond bears interest, which is payable monthly at a variable rate.  The rate was 1.52% at March 31, 2019.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10,000.

7.	Accrued Expenses

At March 31, 2019 and December 31, 2018, accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
Accrued bonus & other benefits	$22,718	$38,445
Accrued Merger related costs	408	502
Accrued restructuring charges	13,345	15,819
Accrued insurance	7,836	7,026
Accrued property taxes	8,006	9,120
Accrual for capital spending	9,267	19,289
Other accrued expenses	42,253	39,960
Accrued expenses	$103,833	$130,161

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

8.	Earnings per Share

The table below shows the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018, respectively:

	Three Months Ended March 31,
	2019	2018
Numerators:
Net income (loss) from continuing operations attributable to Covia Holdings Corporation	$(52,245)	$36,786
Income from discontinued operations, net of tax	-	8,756
Net income (loss) attributable to Covia Holdings Corporation	$(52,245)	$45,542
Denominator:
Basic weighted average shares outstanding	131,287	119,645
Dilutive effect of employee stock options and RSUs	-	-
Diluted weighted average shares outstanding	131,287	119,645

Continuing operations earnings (loss) per common share – basic	$(0.40)	$0.31
Continuing operations earnings (loss) per common share – diluted	(0.40)	0.31

Discontinued operations earnings per common share – basic	-	0.07
Discontinued operations earnings per common share – diluted	-	0.07

Earnings (loss) per common share – basic	(0.40)	0.38
Earnings (loss) per common share – diluted	$(0.40)	$0.38

Unimin effected an 89:1 stock split in May 2018.  The stock split is reflected in the calculations of basic and diluted weighted average shares outstanding for all periods presented.

The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2019 excludes 2,926 potential common shares because the effect of including these potential common shares would be antidilutive.  The dilutive effect of 286 shares was omitted from the calculation of diluted weighted average shares outstanding and diluted earnings per share in the three months ended March 31, 2019 because we were in a loss position.

9.	Derivative Instruments

Due to our variable-rate indebtedness, we are exposed to fluctuations in interest rates.  We enter into interest rate swap agreements as a means to partially hedge our variable interest rate risk.  The derivative instruments are reported at fair value in other non-current liabilities.  Changes in the fair value of derivatives are recorded each period in other comprehensive income (loss).  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.  No components of our hedging instruments were excluded from the assessment of hedge effectiveness.

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.  The gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.  On June 1, 2018, we entered into two interest rate swap agreements and, on December 20, 2018, we entered into three additional interest rate swap agreements as a means to partially hedge our variable interest rate risk on the Term Loan.  An additional interest rate swap held by Fairmount Santrol was assumed in conjunction with the Merger.  The following table summarizes our interest rate swap agreements at March 31, 2019 and December 31, 2018:

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Interest Rate Swap Agreements	Maturity Date	Rate	Notional Value	Debt Instrument Hedged	Percentage of Term Loan Outstanding
March 31, 2019
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

At the Merger Date, our existing interest rate swaps qualified, but were not designated for hedge accounting until August 1, 2018.  The interest rate swaps entered into in December 2018 qualified, but were not designated for hedge accounting until January 2019.  Changes in the fair value of the undesignated interest rate swaps were included in interest expense in the related period.  Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on the Term Loan.  We expect $1,940 to be reclassified from accumulated other comprehensive income into interest expense within the next twelve months.

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.  The net amount of derivative liabilities can be reconciled to the tabular disclosure of fair value in Note 10:

		Liabilities
Interest Rate Swap Agreements	Balance Sheet Classification	March 31, 2019	December 31, 2018
Designated as cash flow hedges	Other non-current liabilities	$(11,692)	$(2,846)
Not designated as cash flow hedges	Other non-current liabilities	-	(1,271)
		$(11,692)	$(4,117)

The tables below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) as of March 31, 2019 and 2018:

	Amount of Loss Recognized in OCI
	Three Months Ended March 31,
Derivatives in Hedging Relationships	2019	2018
Designated as Cash Flow Hedges
Interest rate swap agreements	$8,031	$-

	Location of Loss	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss
Derivatives in	Recognized on	Three Months Ended March 31,
Hedging Relationships	Derivative	2019	2018
Designated as Cash
Flow Hedges
Interest rate swap agreements	Interest expense, net	$190	$-

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Income (Loss) in the three months ended March 31, 2019 and 2018:

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	Location of Loss on Derivative
	Interest expense, net
	Three Months Ended March 31,
	2019	2018
Total Interest Expense presented in the Statements of
Income (Loss) in which the effects of cash flow hedges are recorded	$25,603	$2,298
Effects of cash flow hedging:
Loss on ASC 815-20 Hedging Relationships
Interest rate swap agreements
Amount of loss reclassified
from accumulated other comprehensive
income	$190	$-

10.Fair Value Measurements

Financial instruments held by us include cash equivalents, accounts receivable, accounts payable, long-term debt (including the current portion thereof) and interest rate swaps.  We are also obligated for contingent consideration for certain coating technology that is subject to fair value measurement.  Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.  In determining fair value, we utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.

Based on the examination of the inputs used in the valuation techniques, we are required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities at fair value will be classified and disclosed in one of the following three categories:

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

The carrying value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities.  The carrying value of our long-term debt (including the current portion thereof) is recognized at amortized cost.  The fair value of the Term Loan differs from amortized cost and is valued at prices obtained from a readily-available source for trading non-public debt, which represents quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2.  See Note 6 for further details on our long-term debt.  The following table presents the fair value as of March 31, 2019 and December 31, 2018, respectively, for our long-term debt:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Long-Term Debt Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2019
Term Loan	$-	$1,391,981	$-	$1,391,981
Industrial Revenue Bond	-	10,000	-	10,000
	$-	$1,401,981	$-	$1,401,981

December 31, 2018
Term Loan	$-	$1,182,060	$-	$1,182,060
Industrial Revenue Bond	-	10,000	-	10,000
	$-	$1,192,060	$-	$1,192,060

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

The following table presents the amounts carried at fair value as of March 31, 2019 and December 31, 2018 for our other financial instruments.

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
Recurring Fair Value Measurements	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2019
Interest rate swap agreements	$-	$11,692	$-	$11,692
Contingent consideration	-	-	4,500	4,500
	$-	$11,692	$4,500	$16,192

December 31, 2018
Interest rate swap agreements	$-	$4,117	$-	$4,117
Contingent consideration			4,500	4,500
	$-	$4,117	$4,500	$8,617

Fair value of interest rate swap agreements is based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  These are determined using Level 2 inputs.  Refer to Note 9 for additional information.

The Level 3 liabilities consisted of a liability related to contingent consideration, which is a pre-acquisition contingent arrangement in the form of earnout payments related to the coating technology that we acquired as part of the merger with Fairmount Santrol.  The fair value on the Merger Date of the earnout was $9,500 and determined using the scenario-based method due to the linear nature of the payments.

11.	Stock-Based Compensation

Stock-based compensation includes time-restricted stock units (“TRSUs”), performance-restricted stock units (“PRSUs”), and nonqualified stock options (“Options” and, together with the TRSUs and PRSUs, the “Awards”).  These Awards are governed by various plans: the FMSA Holdings Inc. Long Term Incentive Compensation Plan (“2006 Plan”), the FMSA Holdings, Inc. Stock Option Plan (“2010 Plan”), the FMSA Holdings Inc. Amended and Restated 2014 Long Term Incentive Plan (“2014 Plan”), and the 2018 Omnibus Plan (“2018 Plan”).  Options may be exercised, in whole or in part, at any time after becoming exercisable, but not later than the date the Option expires, which is typically ten years from the original grant date.  All Options granted under the 2006 Plan and 2010 Plan became fully vested as part of the Merger agreement.  PRSUs granted under the 2014 Plan were converted to TRSUs as part of the Merger agreement.  In addition, the Merger agreement provides for the accelerated vesting of all Awards if the holder is terminated without Cause or if the holder terminates employment for Good Reason during the Award Protection Period (as such terms are defined in the related agreements), which is 12 months following the Merger Date.

The fair values of the TRSUs and Options were estimated at the Merger Date.  The fair value of the TRSUs was determined to be the opening share price of Covia stock at the Merger Date.  The fair value of Options was estimated at the Merger date using the Black Scholes-Merton option pricing model.

We did not issue any Awards in the three months ended March 31, 2018.  We have not issued any Options subsequent to the Merger Date.  All Awards activity during the three months ended March 31, 2019 is as follows:

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	Options	Weighted Average Exercise Price, Options	TRSUs	Weighted Average Price at TRSU Issue Date	PRSUs	Weighted Average Price at PRSU Issue Date
Outstanding at December 31, 2018	2,503	$33.49	746	$26.12	-	$-
Granted	-	-	1,264	4.74	1,448	4.74
Exercised or distributed	-	-	(232)	27.87	-	-
Forfeited	(7)	38.61	(9)	28.00	-	-
Expired	(1)	50.15	-	-	-	-
Outstanding at March 31, 2019	2,495	$33.47	1,769	$10.63	1,448	$4.74

We recorded stock compensation expense of $2,767 in the three months ended March 31, 2019.  Prior to the Merger, we did not compensate employees with stock-based payments and, accordingly, we did not record any stock compensation expense in the three months ended March 31, 2018.  Stock compensation expense is included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Income (Loss) and in additional paid-in capital on the Condensed Consolidated Balance Sheets.

12.	Income Taxes

We compute and apply to ordinary income an estimated annual effective tax rate on a quarterly basis based on current and forecasted business levels and activities, including the mix of domestic and foreign results and enacted tax laws.  The estimated annual effective tax rate is updated quarterly based on actual results and updated operating forecasts.  Ordinary income refers to income from continuing operations before income tax expense excluding significant, unusual, or infrequently occurring items.  The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs as a discrete item of tax.

For the three months ended March 31, 2019, we recorded a tax benefit of $4,054 on a loss before income taxes of $56,302 resulting in an effective tax rate of 7.2%, compared to a tax provision of $9,870 on income before income taxes of $46,656 resulting in an effective tax rate of 21.2% for the same period of 2018.  The decrease in the effective tax rate is primarily attributable to a valuation allowance set up for interest expense disallowed under IRC Section 163(j) offset by the benefit from depletion.  The effective tax rate differs from the U.S. federal statutory rate primarily due to depletion, the impact of foreign taxes, tax provisions requiring U.S. income inclusion of foreign income, and a valuation allowance set up for interest expense disallowed under IRC Section 163(j).

13.	Pension and Other Post-Employment Benefits

We maintain retirement, post-retirement medical and long-term benefit plans in several countries.

In the U.S., we sponsor the Unimin Corporation Pension Plan, a defined benefit plan for hourly and salaried employees (“Pension Plan”) and the Unimin Corporation Pension Restoration Plan (a non-qualified supplemental benefit plan) (“Restoration Plan”).  The Pension Plan is a funded plan. Minimum funding and maximum tax-deductible contribution limits for the Pension Plan are defined by the Internal Revenue Service.  The Restoration Plan is unfunded.  Salaried participants had accrued benefits based on service and final average pay.  Hourly participants' benefits are based on service and a benefit formula.  The Pension Plan was closed to new entrants effective January 1, 2008, and union employee participation in the Pension Plan at the last three unionized locations participating in the Pension Plan was closed to new entrants effective November 1, 2017.  The Pension Plan was frozen as of December 31, 2018 for all non-union employees.  Until the Restoration Plan was amended to exclude new entrants on August 15, 2017, all salaried participants eligible for the Pension Plan were also eligible for the Restoration Plan.  The Restoration Plan was frozen for all participants as of December 31, 2018.  An independent trustee has been appointed for the Pension Plan whose responsibilities include custody of plan assets as well as recordkeeping. A pension committee consisting of members of senior management provides oversight through quarterly meetings. In addition, an independent advisor has been engaged to provide advice on the management of the plan assets. The primary risk of the Pension Plan is the volatility of the funded status. Liabilities are exposed to interest rate risk and demographic risk (e.g., mortality, turnover, etc.). Assets are exposed to interest rate risk, market risk, and credit risk. In addition to these retirement plans in the U.S., we offer a retiree medical plan that is exposed to risk of increases in health care costs. The retiree medical plan covers certain salaried employees and certain groups of hourly employees.  Effective December 31, 2018, the retiree medical plan was terminated for salaried employees but remains open to certain groups of hourly employees.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

In Canada, we sponsor three defined benefit retirement plans.  Two of the retirement plans are for hourly employees and one is for salaried employees.  Salaried employees were eligible to participate in a plan consisting of a defined benefit portion that has been closed to new entrants since January 1, 2008 and a defined contribution portion for employees hired after January 1, 2018.  In addition, there are two post-retirement medical plans in Canada.  In the case of the Canadian pension plans, minimum funding is required under the provincial Pension Benefits Act (Ontario) and regulations and maximum funding is set in the Federal Income Tax Act of Canada and regulations. The pension plan is administered by Unimin Canada. A pension committee exists to ensure proper administration, management and investment review with respect to the benefits of the pension plan through implementation of governance procedures. The medical plan is administered by an insurance company with Unimin Canada having the ultimate responsibility for all decisions.

In Mexico, we sponsor four retirement plans, two of which are seniority premium plans as defined by Mexican labor law.  The remaining plans are defined benefit plans with a minimum benefit equal to severance payment by unjustified dismissal according to Mexican labor law.  Minimum funding is not required, and maximum funding is defined according to the actuarial cost method registered with the Mexican Tax Authority. Investment decisions are made by an administrative committee of Grupo de Materias Primas pension plans. All plans in Mexico pay lump sums on retirement and pension plans pay benefits through five annual payments conditioned on compliance with non-compete clauses.

As part of the Merger, we assumed the two defined benefit pension plans of Fairmount Santrol, the Wedron pension plan and the Troy Grove pension plan.  These plans cover union employees at certain facilities and provide benefits based upon years of service or a combination of employee earnings and length of service.  Benefits under the Wedron plan were frozen effective December 31, 2012.  Benefits under the Troy Grove plan were frozen effective December 31, 2016.

The Pension Plan, Restoration Plan, and the pension plans in Canada and Mexico are collectively referred to as the “Unimin Pension Plans.”  The Wedron and Troy Grove pension plans are collectively referred to as the “Fairmount Pension Plans.”  The Unimin Pension Plans and the Fairmount Pension Plans are collectively referred to as the “Covia Pension Plans.”  The post-retirement medical plans in the United States and Canada are collectively referred to as the “Postretirement Medical Plans.”

We have applied settlement accounting in the three months ended March 31, 2019 due to distributions exceeding the current period service and interest costs.  These amounts are included in other non-operating expense, net on the Condensed Consolidated Statements of Income (Loss).

The following tables summarize the components of net periodic benefit costs for the three months ended March 31, 2019 and 2018 as follows:

	Covia Pension Plans
	Three Months Ended March 31,
	2019	2018
Components of net periodic benefit cost
Service cost	$551	$2,202
Interest cost	2,084	2,333
Expected return on plan assets	(2,308)	(2,680)
Amortization of prior service cost	82	138
Amortization of net actuarial loss	522	1,304
Recognized settlement loss	1,679	-
Net periodic benefit cost	$2,610	$3,297

	Postretirement Medical Plans
	Three Months Ended March 31,
	2019	2018
Components of net periodic benefit cost
Service cost	$73	$266
Interest cost	120	211
Amortization of net actuarial loss	40	122
Net periodic benefit cost	$233	$599

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

We contributed $341 and $1,964 to the Covia Pension Plans for the three months ended March 31, 2019 and 2018, respectively.  Contributions into the Covia Pension Plans for the year ended December 31, 2019 are expected to be $3,000.

14.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is a separate line within the Condensed Consolidated Statements of Equity that reports our cumulative income (loss) that has not been reported as part of net income (loss).  Items that are included in this line are the income (loss) from foreign currency translation, actuarial gains (losses) and prior service cost related to pension and other post-employment liabilities and unrealized gains (losses) on interest rate hedges.  The components of accumulated other comprehensive loss attributable to Covia Holdings Corporation at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Gross	Tax Effect	Net Amount
Foreign currency translation adjustments	$(51,088)	$-	$(51,088)
Amounts related to employee benefit obligations	(47,594)	13,706	(33,888)
Unrealized gain (loss) on interest rate hedges	(12,924)	2,558	(10,366)
	$(111,606)	$16,264	$(95,342)

	December 31, 2018
	Gross	Tax Effect	Net Amount
Foreign currency translation adjustments	$(53,389)	$-	$(53,389)
Amounts related to employee benefit obligations	(52,496)	14,574	(37,922)
Unrealized gain (loss) on interest rate hedges	(5,083)	1,169	(3,914)
	$(110,968)	$15,743	$(95,225)

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Foreign	Amounts related	Unrealized
	currency	to employee	gain (loss)
	translation	benefit	on interest
	adjustments	obligations	rate hedges	Total
Beginning balance	$(53,389)	$(37,922)	$(3,914)	$(95,225)
Other comprehensive income
before reclassifications	2,301	4,902	(7,841)	(638)
Amounts reclassified from
accumulated other comprehensive loss	-	(868)	1,389	521
Ending balance	$(51,088)	$(33,888)	$(10,366)	$(95,342)

15.	Leases

Operating leases and finance leases are included in the Condensed Consolidated Balance Sheets as follows:

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

	Classification	March 31, 2019
Lease assets
Operating right-of-use assets, net	Assets	$422,897
Finance right-of-use assets, net	Property, plant, and equipment, net	11,195
Total lease assets		$434,092
Lease liabilities
Operating lease liabilities, current	Current liabilities	$73,305
Operating lease liabilities, non-current	Liabilities	315,841
Finance lease liabilities, current	Current portion of long-term debt	4,401
Finance lease liabilities, non-current	Long-term debt	3,495
Total lease liabilities		$397,042

Operating lease rental expense for the three months ended March 31, 2018 was $15,800.  Operating lease costs are recorded on a straight-line basis over the lease term.  Finance lease costs include amortization of the right-of-use assets and interest on lease liabilities.  The components of lease costs, which were included in income (loss) from operations in our Condensed Consolidated Statements of Income (Loss), were as follows:

Three Months Ended March 31,
2019
Operating leases
Operating lease costs	$27,259
Variable lease costs	151
Short-term lease costs	4,791
Total operating lease costs	$32,201
Financing leases
Amortization of right-of-use asset	$619
Interest on finance lease liabilities	37
Total finance lease costs	$656

Maturities of lease liabilities as of March 31, 2019 are as follows:

	Operating	Finance	Total
2019	$92,782	$4,706	$97,488
2020	81,038	2,267	83,305
2021	69,134	772	69,906
2022	59,776	468	60,244
2023	49,083	123	49,206
2024 and Thereafter	115,263	-	115,263
Total lease payments	467,076	8,336	475,412
Less imputed lease interest	(77,930)	(440)	(78,370)
Total lease liabilities	$389,146	$7,896	$397,042

Minimum lease payments under ASC 840, as of December 31, 2018, are as follows:

2019	$104,602
2020	81,365
2021	69,358
2022	59,044
2023	52,121
Thereafter	121,014
Total	$487,504

Additional information related to leases is presented as follows:

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Three Months Ended March 31,
2019
Operating leases
Weighted average remaining lease term	6.5 years
Weighted average discount rate	5.8%
Financing leases
Weighted average remaining lease term	2.2 years
Weighted average discount rate	4.4%

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$25,527
Operating cash flows from financing leases	91
Financing cash flows from finance leases	1,120
Total cash paid	$26,738

16.	Commitments and Contingent Liabilities

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

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of March 31, 2019, there were 67 active silica-related products liability lawsuits pending in which we are a defendant.  Although the outcomes of these lawsuits cannot be predicted with certainty, we do not believe that these matters are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

Fairmount Santrol, now known as Bison Merger Sub I, LLC, was named as a defendant in several lawsuits in which alleged stockholders claim Fairmount Santrol and its directors violated securities laws in connection with the Merger.  Fairmount Santrol and its directors believe these allegations lack merit.  These lawsuits were consolidated and, on May 3, 2019, the court granted final approval of a settlement and dismissed the litigation, which resolved this matter without a material adverse effect on our financial position, results of operations or cash flows.

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

Included in other long-term liabilities at March 31, 2019 and December 31, 2018, is $4,500 for a pre-acquisition contingent consideration arrangement in the form of earnout payments, related to the purchase of certain coating technology.  We entered into an amendment to the coating technology purchase agreement on June 1, 2018.  The earnout payments are based on a fixed percentage of sales of products that incorporate the coating technology for thirty years commencing on June 1, 2018.  The amendment eliminated the threshold payments of $195,000, which were previously required in order for us to retain 100% ownership of the technology.  It also provides for the non-exclusive right to license the technology at a negotiated rate.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Royalties

We have entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred.  Certain agreements require annual or quarterly payments based upon annual tons mined or the average selling price of tons sold.  Total royalty expense associated with these agreements was $2,564 and $862 for the three months ended March 31, 2019 and 2018, respectively.

17.	Transactions with Related Parties

We sell minerals to Sibelco and certain of its subsidiaries (“related parties”).  Sales to related parties amounted to $2,183 and $1,609 in the three months ended March 31, 2019 and 2018, respectively.  At March 31, 2019 and December 31, 2018, we had accounts receivable from related parties of $1,501 and $768, respectively.  These amounts are included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

We purchase minerals from certain related parties.  Purchases from related parties amounted to $9 and $2,212 in the three months ended March 31, 2019 and 2018, respectively.  At March 31, 2019 and December 31, 2018, we had accounts payable to related parties of $1,504 and $522, respectively.  These amounts are included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.

Prior to the Merger, Sibelco provided certain services on behalf of Unimin, such as finance, treasury, legal, marketing, information technology, and other infrastructure support.  The cost for information technology was allocated to Unimin on a direct usage basis.  The costs for the remainder of the services were allocated to Unimin based on tons sold, revenues, gross margin, and other financial measures for Unimin compared to the same financial measures of Sibelco.  The financial information presented in these condensed consolidated financial statements may not reflect the combined financial position, operating results and cash flows of Unimin had it not been a consolidated subsidiary of Sibelco.  Actual costs that would have been incurred if Unimin had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.  Effective on the Merger Date, Sibelco no longer provides such services to us.  Prior to the Merger, during the three months ended March 31, 2018, Unimin did not incur material costs for management and administrative services from Sibelco.  These costs are reflected in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income (Loss).

Additionally, we are compensated for providing transitional services, such as accounting, human resources, information technology, mine planning, and geological services, to HPQ Co. and such compensation is recorded as a reduction of cost in selling, general, and administrative expenses.  Compensation for these transitional services was $45 for the three months ended March 31, 2019.  Amounts are included in Selling, general, and administrative expenses on the Condensed Consolidated Statements of Income (Loss) and in Other receivables in the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018.

On June 1, 2018, we entered into an agreement with Sibelco whereby Sibelco is providing sales and marketing support for certain products supporting the performance coatings and polymer solutions markets in North America and Mexico, for which we pay a 5% commission of revenue, and in the rest of the world, for which we pay a 10% commission of revenue.  Sibelco also assists with sales and marketing efforts for certain products in the ceramics and sanitary ware industries outside of North America and Mexico for which we pay a 5% commission of revenue.  In addition, we provide sales and marketing support to Sibelco for certain products used in ceramics in North America and Mexico for which we earn a 10% commission of revenue.  For the three months ended March 31, 2019, we recorded commission expense of $1,021 in Selling, general and administration expenses.

Prior to the Merger Date, we had term loans outstanding with a wholly-owned subsidiary of Sibelco.  During the three months ended March 31, 2018, we incurred $1,900 of interest expense for such term loans.  These costs are reflected in interest expense, net in the accompanying Condensed Consolidated Statements of Income (Loss).  Upon closing of the Merger, these term loans were repaid with the proceeds of the Term Loan.

18.	Segment Reporting

We organize our business into two reportable segments, Energy and Industrial.  Our Energy segment offers the oil and gas industry a comprehensive portfolio of raw frac sand, value-added-proppants, well-cementing additives, gravel-packing media and drilling mud

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

additives that meet or exceed standards of the American Petroleum Institute (“API”).  Our products serve hydraulic fracturing operations in the U.S., Canada, Argentina, Mexico, China, and northern Europe.  The Industrial segment consists of numerous products and materials used in a variety of applications including container glass, flat glass, fiberglass, construction, ceramics, fillers and extenders, paints and plastics, recreation products, and filtration products.

The reportable segments are consistent with how management views the markets served by us and the financial information reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.  The chief operating decision maker primarily evaluates an operating segment’s performance based on segment gross profit, which does not include any selling, general, and administrative costs or corporate costs.

	Three Months Ended March 31,
	2019	2018
Revenues
Energy	$236,075	$207,461
Industrial	192,171	162,360
Total revenues	428,246	369,821

Segment gross profit
Energy	15,064	65,495
Industrial	51,622	44,007
Total segment gross profit	66,686	109,502

Operating expenses excluded from segment gross profit
Selling, general, and administrative	41,960	25,224
Depreciation, depletion, and amortization	58,095	27,131
Restructuring charges	2,002	-
Other operating income, net	(6,859)	-
Interest expense, net	25,603	2,298
Other non-operating expense, net	2,187	8,193
Income (loss) from continuing operations before provision (benefit) for income taxes	$(56,302)	$46,656

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment.

19.	Goodwill and Intangible Assets

Goodwill was $131,655 at March 31, 2019 and December 31, 2018, and is entirely attributable to the Industrial segment.

Goodwill represents the excess of purchase price over the fair value of net assets acquired.  We evaluate goodwill at the reporting unit level on an annual basis on October 31 and also on an interim basis when indicators of impairment exist.  There were no events or changes in circumstances that would more likely than not result in an impairment in the carrying value of goodwill at March 31, 2019.

Changes in the carrying amount of intangible assets are as follows:

	March 31, 2019	December 31, 2018
Beginning balance	$188,418	$52,196
Less: Reclassification to operating right-of-use assets	(40,902)	-
Assets acquired	-	136,222
Ending balance	147,516	188,418
Accumulated amortization, beginning balance	(51,305)	(26,600)
Less: Reclassification to operating right-of-use assets accumulated amortization	5,115	-
Amortization for the period	(8,395)	(24,705)
Accumulated amortization, ending balance	(54,585)	(51,305)
Intangible assets, net	$92,931	$137,113

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(in thousands, except per share data)

(Unaudited)

Intangible assets, net includes acquired supply agreements, acquired stream mitigation rights, customer relationships, trade names and acquired technology.  Refer also to Note 2, which includes a discussion of the intangible assets acquired in the Merger, which are included in the balance of Intangibles, net at December 31, 2018.

Amortization expense is recognized in Depreciation, depletion and amortization expense in the Condensed Consolidated Statements of Income (Loss).  The intangible assets had a weighted average amortization period of 7 years at March 31, 2019 and December 31, 2018.  Amortization expense was $8,395 and $701 for the three months ended March 31, 2019 and 2018, respectively.

The estimated amortization expense related to intangible assets for the five succeeding years is as follows:

Amortization
2019	$14,313
2020	15,307
2021	15,307
2022	15,307
2023	15,307
Thereafter	17,390
Total	$92,931

20.	Restructuring Charges

In September 2018 and November 2018, we idled operations at six facilities serving the Energy segment in response to reduced customer demand.  Our activities to idle the facilities have largely been completed at March 31, 2019, and all significant restructuring charges have been recorded.  We did not allocate the restructuring costs to our Energy segment.

Additionally, in connection with the Merger, we initiated restructuring activities to achieve cost synergies from our combined operations.  We did not allocate these Merger-related restructuring costs to either of our business segments.

The following table presents a summary of restructuring charges for the three months ended March 31, 2019.  There were no restructuring charges in the three months ended March 31, 2018.

	Merger-related	Idled facilities	Total
Restructuring charges
Severance and relocation costs	$1,921	$-	$1,921
Contract termination costs	-	81	81
Total restructuring charges	$1,921	$81	$2,002

The following table presents our restructuring reserve activity during 2019:

	Merger-related	Idled facilities	Total
Accrued restructuring charges
Balances at December 31, 2018	$15,578	$3,974	$19,552
Charges	1,921	81	2,002
Cash payments	(2,707)	(579)	(3,286)
Balances at March 31, 2019	$14,792	$3,476	$18,268

Current accrued restructuring charges are included in accrued expenses and long-term restructuring charges are included in other non-current liabilities.

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

Forward-looking statements are based upon a number of assumptions and factors concerning future conditions that may ultimately prove to be inaccurate and could cause actual results to differ materially from those in the forward-looking statements.  Forward-looking statements, whether made herein, disclosed previously or in our other releases, reports or filings made with the SEC, are subject to risks and uncertainties and they are not guarantees of future performance.  Actual results may differ materially from those discussed in forward-looking statements, thus negatively affecting our business, financial condition, results of operations or liquidity.

Forward-looking statements are and will be based upon our then-current views and assumptions regarding future events and operating performance, and are applicable only as of the dates of such statements.  We believe the expectations expressed in forward-looking statements are based on reasonable assumptions within the bounds of our knowledge.  However, forward-looking statements, by their nature, involve assumptions, risks, uncertainties and other factors, many of these factors are beyond our control, and any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

Additional important assumptions, risks, uncertainties and other factors concerning future conditions that could cause actual results and financial condition to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and in the Form 10-K, and may be discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  All written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications.  You should evaluate all forward-looking statements made in this Report in the context of these risks and uncertainties.

We caution you not to place undue reliance on forward-looking statements.  The important factors referenced above may not contain all of the factors that are important to you.  In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect.  Forward-looking statements speak only as of the date they are made.  We expressly disclaim any obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.  You are advised, however, to consult any further disclosures we make on related subjects in our public announcements and SEC filings.

The financial information, discussion and analysis that follow should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Report as well as the financial and other information included in the Form 10-K.

Overview

We are a leading provider of diversified mineral-based and material solutions for the Industrial and Energy markets.  We produce a wide range of specialized silica sand, feldspar, nepheline syenite, calcium carbonate, clay, kaolin, lime, and lime products for use in the glass, ceramics, coatings, metals, foundry, polymers, construction, water filtration, sports and recreation, and oil and gas markets in North America and around the world.  We currently have 41 active mining facilities with over 50 million tons of annual mineral processing capacity and four active coating facilities with 1.6 million tons of annual coating capacity.  Our mining and coating facilities span North America and also include operations in China and Denmark.  Our U.S., Mexico, and Canada operations have many sites in close proximity to our customer base.

Our operations are organized into two segments based on the primary end markets we serve – Energy and Industrial.  Our Energy segment offers the oil and gas industry a comprehensive portfolio of raw frac sand, value-added proppants, well-cementing additives, gravel-packing media and drilling mud additives.  Our Energy segment products serve hydraulic fracturing operations in the U.S., Canada, Argentina, Mexico, China, and northern Europe.  Our Industrial segment provides raw, value-added, and custom-blended products to the glass, construction, ceramics, metals, foundry, coatings, polymers, sports and recreation, filtration and various other industries, primarily in North America.

We believe our segments are complementary.  Our ability to sell products to a wide range of customers across multiple end markets allows us to maximize the recovery of our reserve base within our mining operations and to mitigate the cyclicality of our earnings.

The Merger

As disclosed in Notes 1 and 2 of the unaudited condensed consolidated financial statements included in this Report, on June 1, 2018, Unimin completed the Merger, whereby Fairmount Santrol merged into a wholly-owned subsidiary of Unimin and ceased to exist as a separate corporate entity.  Immediately following the consummation of the Merger, Unimin changed its name to Covia Holdings Corporation and began operating under that name.  The common stock of Fairmount Santrol was delisted from the NYSE prior to the market opening on June 1, 2018, and Covia commenced trading under the ticker symbol “CVIA” on that date.  Upon the consummation of the Merger, the former stockholders of Fairmount Santrol (including holders of certain Fairmount Santrol equity awards) received, in the aggregate, $170 million in cash consideration and approximately 35% of the common stock of Covia.  Approximately 65% of the outstanding shares of Covia common stock was owned by Sibelco, previously the parent company of Unimin, as of December 31, 2018.

In connection with the Merger, we redeemed approximately 18.5 million shares of Unimin common stock from Sibelco in exchange for an amount in cash equal to approximately (i) $660 million plus interest accruing at 5.0% per annum for the period from September 30, 2017 through June 1, 2018 less (ii) $170 million in cash paid to Fairmount Santrol stockholders.

In connection with the Merger, we also completed a debt refinancing transaction, with Barclays Bank PLC as administrative agent, by entering into a $1.65 billion Term Loan and a $200 million Revolver.  The proceeds of the Term Loan were used to repay the indebtedness of Unimin and Fairmount Santrol and to pay the cash portion of the Merger consideration and expenses related to the Merger.  The Revolver was amended in March 2019.  See Note 6 for further detail.

As a condition to the Merger, Unimin contributed substantially all of the assets of its Electronics segment, including $31.0 million of cash, to HPQ Co., a newly-formed wholly owned subsidiary of Unimin, in exchange for all of the stock of HPQ Co. and the assumption by HPQ Co. of certain liabilities.  Unimin distributed all of the stock of HPQ Co. to Sibelco in exchange for 0.17 million shares (or 15.1 million shares subsequent to the stock split) of Unimin common stock held by Sibelco.

Costs and expenses incurred related to the Merger are recorded in Other non-operating expense, net in the accompanying Consolidated Statements of Income (Loss) and include legal, accounting, valuation and financial advisory services, integration and other costs totaling $0.7 million and $5.3 million in the three months ended March 31, 2019 and 2018, respectively.

Unimin was determined to be the acquirer in the Merger for accounting purposes, and the historical financial statements and certain historical amounts included in the notes to our consolidated financial statements relate to Unimin.  The Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2019 includes the results of Fairmount Santrol.  The Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2018 do not include the results of Fairmount Santrol.  The Condensed Consolidated Balance Sheet at December 31, 2018 and forward reflect the results of Covia.  The presentation of information for periods prior to the Merger Date are not fully comparable to the presentation of information for periods presented after the Merger Date because the results of operations for Fairmount Santrol are not included in such information prior to the Merger Date.

Discontinued Operations

As previously disclosed in this Report, on May 31, 2018, prior to, and as a condition to the closing of the Merger, Unimin contributed certain assets, comprising its Electronics segment in exchange for all of the stock of HPQ Co. and the assumption by HPQ Co. of certain liabilities.  Unimin distributed 100% of the stock of HPQ Co. to Sibelco in exchange for certain shares of Unimin common stock held by Sibelco.  HPQ Co. is presented as discontinued operations in the unaudited condensed consolidated financial statements.

As part of the disposition of HPQ Co., Covia and HPQ Co. entered into an agreement that governs their respective rights, responsibilities, and obligations relating to tax liabilities, the filing of tax returns, the control of tax contests, and other tax matters (the “Tax Matters Agreement”).  Under the Tax Matters Agreement, Covia and HPQ Co. (and their affiliates) are responsible for income taxes required to be reported on their respective separate and group tax returns.  HPQ Co., however, is responsible for any unpaid income taxes attributable to the HPQ Co. business prior to May 31, 2018, as well as any unpaid non-income taxes as of May 31, 2018 attributable to the HPQ Co. business (whether arising prior to May 31, 2018 or not).  Covia is responsible for all other non-income taxes.  Covia and HPQ Co. will equally bear any transfer taxes imposed in the transaction.  Rights to refunds in respect of taxes will be allocated in the same manner as the responsibility for tax liabilities.

Recent Trends and Outlook

Energy proppant trends

Demand for proppant is significantly influenced by the level of well completions by exploration and production (“E&P”) and oil field services (“OFS”) companies, which depends largely on the current and anticipated profitability of developing oil and natural gas reserves.  Completions declined in the second half of 2018 relative to the first half of 2018 as a result of operator budgetary constraints and lower oil prices.  West Texas Intermediate (“WTI”) crude oil prices averaged nearly $65 per barrel in 2018, but fell to approximately $45 per barrel at the end of 2018.  As of late April 2019, WTI prices were approximately $65 per barrel and proppant demand began rebounding from the lower levels of late 2018.

Proppant supply grew throughout 2018 and in early 2019, particularly as a result of the opening of new “local” plants in the Permian and Mid-Con basins.  The quality of local proppant supply differs from Northern White Sand in that local proppant generally possesses lower crush strength, less sphericity and less roundness. Local proppant products may, however, be fit for purpose in certain well applications, and given their lower costs, demand for local proppant products has strengthened considerably.  Most local plants were developed to supply local basins in which they are located and lack the logistical infrastructure to economically ship product to other basins. We commissioned new local facilities in Crane and Kermit, Texas in the Permian basin in the third quarter 2018, each with three million tons of annual production capacity, and a two million-ton annual production capacity local facility in Seiling, Oklahoma in the Mid-Con basin in the fourth quarter 2018.

As a result of these new sources of supply and sequentially slower proppant demand, supply for proppants exceeded demand in the second half of 2018 and early 2019, resulting in significantly lower proppant pricing and some facilities idling or reducing production.  This trend may continue in 2019 as additional new supply enters the marketplace, particularly in West Texas, South Texas and Oklahoma.

In response to changing market demands, we idled operations at mines in Shakopee, Minnesota; Brewer, Missouri; Voca, Texas; Maiden Rock, Wisconsin; and Wexford, Michigan and at our resin coating facilities in Cutler, Missouri; Guion, Arkansas; and Roff, Oklahoma. Additionally, we have reduced production capacity at certain of our Northern White sand plants.  In total, we have reduced our Energy segment annual production capacity by nearly 9.0 million tons through these capacity reduction measures, allowing us to lower fixed plant costs and consolidate volumes into lower cost operations.

Industrial end market trends

Our Industrial segment’s products are sold to customers in the glass, construction, ceramics, metals, foundry, coatings, polymers, sports and recreation, filtration and various other industries.  Our sales in these industries correlate strongly with overall economic activity levels as reflected in the gross domestic product, unemployment levels, vehicle production and growth in the housing market.  Overall activity within our Industrial segment remains solid with certain sectors, such as containerized glass in Mexico, providing above-average growth due to consumer, regulatory and/or manufacturing trends, while our ceramics end markets are expected to contract, due in part from increased import competition.  Overall, we would expect Industrial markets to perform similar to Gross Domestic Product (“GDP”) growth.

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

We define EBITDA as net income before interest expense, income tax expense (benefit), depreciation, depletion and amortization.  Adjusted EBITDA is defined as EBITDA before non-cash stock-based compensation and certain other income or expenses, including restructuring charges, impairments, and Merger-related expenses.  In the first quarter of 2019, we now include operating lease expense of intangible assets as a result of the adoption of Topic 842.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Reconciliation of EBITDA and Adjusted EBITDA

Net income (loss) from continuing operations attributable to Covia	$(52,245)	$36,786
Interest expense, net	25,603	2,298
Provision (benefit) for income taxes	(4,054)	9,870
Depreciation, depletion, and amortization expense	58,095	27,131
EBITDA	27,399	76,085

Non-cash stock compensation expense(1)	2,767	-
Restructuring charges(2)	2,002	-
Costs and expenses related to the Merger and integration(3)	651	5,300
Non-cash charges relating to operating leases(4)	2,100	-
Adjusted EBITDA	$34,919	$81,385
_____________

(1) Represents the non-cash expense for stock-based awards issued to our employees and outside directors.  Stock compensation expense related to the accelerated awards as a result of the Merger is included in Merger related costs and expenses.  Stock compensation expenses are reported in Selling, general and administrative expenses.

(2) Represents expenses associated with restructuring activities as a result of the Merger and idled facilities.
(3) Costs and expenses related to the Merger include legal, accounting, financial advisory services, severance, debt extinguishment, integration and other expenses.

(4) Represents amount of operating lease expense incurred for the three months ended March 31, 2019 related to intangible assets that were reclassified to Operating right-of-use assets, net on the Condensed Consolidated Balance Sheets, as a result of the adoption of Topic 842.  The expense, previously recognized as non-cash amortization expense, is now recognized in Cost of goods sold (excluding depreciation, depletion, and amortization shown separately) on the Condensed Consolidated Statement of Income (Loss).

Results of Operations

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating Data
Energy
Tons sold	4,432	2,976
Revenues	$236,075	$207,461
Segment gross profit	$15,064	$65,495
Industrial
Tons sold	3,565	2,971
Revenues	$192,171	$162,360
Segment gross profit	$51,622	$44,007

Financial results for the three months ended March 31, 2018 only include legacy Unimin.  Our financial results, and the table above, exclude HPQ Co. (legacy Unimin’s Electronics segment), which was distributed to Sibelco at the close of the Merger and is reported as discontinued operations in our condensed consolidated financial statements for 2018.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

Revenues were $428.2 million for the three months ended March 31, 2019 compared to revenues of $369.8 million for the three months ended March 31, 2018, an increase of $58.4 million, or 16%.  With the inclusion of legacy Fairmount Santrol revenues for the three months ended March 31, 2018 of $273.3 million, total revenues for the three months ended March 31, 2018 were $643.1 million.  Revenues for the three months ended March 31, 2019 decreased $215.1 million, or 33%, from the three months ended March 31, 2018.  Total volumes were 8.0 million tons for the three months ended March 31, 2019 compared to total volumes of 5.9 million tons for the three months ended March 31, 2018, an increase of 2.1 million, or 36%.  With the inclusion of legacy Fairmount Santrol volumes for the three months ended March 31, 2018 of 3.2 million tons, total volumes for the three months ended March 31, 2018 were 9.1 million tons.  Volumes for the three months ended March 31, 2019 decreased 1.1 million tons, or 13%, from the three months ended March 31, 2018.  Our revenues decreased largely due to pricing and volumes declines in the Energy business.

Revenues in the Energy segment were $236.1 million for the three months ended March 31, 2019 compared to $207.5 million for the three months ended March 31, 2018, an increase of $28.6 million, or 14%.  With the inclusion of legacy Fairmount Santrol Energy revenues for the three months ended March 31, 2018 of $242.2 million, Energy revenues were $449.7 million.  Energy revenues for the three months ended March 31, 2019 decreased $213.6 million, or 47%, from the three months ended March 31, 2018.  Energy revenues decreased primarily due to pricing and volume declines coupled with unfavorable product mix toward sales at the mine, which carry a lower average selling price.  Volumes sold into the Energy segment were 4.4 million tons in the three months ended March 31, 2019, compared to 3.0 million tons in the three months ended March 31, 2018, an increase of 1.4 million, or 47%.  With the inclusion of legacy Fairmount Santrol Energy volumes for the three months ended March 31, 2018 of 2.6 million tons, Energy volumes for the three months ended March 31, 2018 were 5.6 million tons.  Volumes for the three months ended March 31, 2019 decreased 1.2 million tons, or 21%, from the three months ended March 31, 2018.  On a sequential basis, which is a more comparable period for Energy, revenues in the Energy segment for the three months ended March 31, 2019 decreased $19.5 million compared to the three months ended December 31, 2018 driven by a greater mix of local sand sales as well as lower local sand pricing. Volumes in the Energy segment for the three months ended March 31, 2019 were approximately flat to volumes in the three months ended December 31, 2018 across all raw sand products and value-added products lines.

Revenues in the Industrial segment were $192.2 million for the three months ended March 31, 2019 compared to $162.4 million for the three months ended March 31, 2018, an increase of $29.8 million, or 18%.  With the inclusion of legacy Fairmount Santrol Industrial revenues for the three months ended March 31, 2018 of $31.2 million, Industrial revenues for the three months ended March 31, 2018 were $193.6 million and relatively flat quarter over quarter.  Volumes sold into the Industrial segment were 3.6 million tons in the three months ended March 31, 2019, compared to 3.0 million tons for the three months ended March 31, 2018, an increase of 0.6 million tons, or 20%.  With the inclusion of legacy Fairmount Santrol Industrial volumes for the three months ended March 31, 2018 of 0.6 million tons, Industrial volumes for the three months ended March 31, 2018 were 3.6 million tons and were relatively flat quarter over quarter.  Volume increases, particularly in the glass end-markets, were offset by general declines in the ceramics end-market customers, as well as weather-related volume declines in the building and construction end-markets.

Segment Gross Profit

Total segment gross profit was $66.7 million for the three months ended March 31, 2019 compared to segment gross profit of $109.5 million for the three months ended March 31, 2018, a decrease of $42.8 million, or 39%. With the inclusion of legacy Fairmount Santrol segment gross profit for the three months ended March 31, 2018 of $87.3 million, total segment gross profit for the three months ended March 31, 2018 was $196.8 million.  Total segment gross profit for the three months ended March 31, 2019 decreased $130.1 million, or 66%, from the three months ended March 31, 2018.  The segment gross profit decrease was primarily due to lower volumes as a result of the proppant market downturn coupled with downward pricing pressure and related reduction in profitability.  Hybrid facilities, which produce for both the Industrial and Energy segments, were negatively impacted by lower utilization as a result of the proppant markets which resulted in higher costs.  Additionally, for the three months ended March 31, 2019 gross profit was negatively impacted by $2.1 million in costs associated with operating lease expense related to the adoption of Topic 842.

Energy segment gross profit was $15.1 million for the three months ended March 31, 2019 compared to $65.5 million for the three months ended March 31, 2018, a decrease of $50.4 million, or 77%.  With the inclusion of legacy Fairmount Santrol Energy segment gross profit for the three months ended March 31, 2018 of $76.1 million, Energy segment gross profit was $141.6 million.  Energy segment gross profit for the three months ended March 31, 2019 decreased $126.5 million, or 89%, from the three months ended March 31, 2018.  For the three months ended March 31, 2019, the Energy segment gross profit included $2.1 million of operating lease expense related to the adoption of Topic 842, $0.4 million of expense related to the write-up of legacy Fairmount Santrol’s inventories to fair value as a result of the Merger under GAAP and $2.1 million in losses at the company’s Voca facilities which were fully idled in the first quarter.  The remaining Energy segment gross profit decrease was primarily due lower volumes, downward pricing pressure and related reduction in profitability, as a result of the proppant market softness.  On a sequential basis, which is a more comparable period for Energy, Energy segment gross profit for the three months ended March 31, 2019 decreased $16.2 million compared to the three months ended December 31, 2018 driven by a greater mix of local sand sales, lower local sand pricing and higher unit production costs due to lower Northern white sand volumes.

Industrial segment gross profit was $51.6 million for the three months ended March 31, 2019 compared to $44.0 million for the three months ended March 31, 2018, an increase of $7.6 million, or 17%.  With the inclusion of legacy Fairmount Santrol Industrial segment gross profit for the three months ended March 31, 2018 of $11.1 million, Industrial segment gross profit was $55.1 million.

Industrial segment gross profit decreased $3.5 million, or 6%, from the three months ended March 31, 2018.  For the three months ended March 31, 2019, the Industrial segment gross profit included $0.4 million of expense related to the write-up of legacy Fairmount Santrol’s inventories to fair value as a result of the Merger under GAAP.  The remaining decline in Industrial segment gross profit was primarily due to higher manufacturing costs as a result of the hybrid facilities, which produce for both the Industrial and Energy segments, which were negatively impacted by lower utilization as a result of the proppant markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $16.8 million, or 67%, to $42.0 million for the three months ended March 31, 2019 compared to $25.2 million for the three months ended March 31, 2018.  With the inclusion of legacy Fairmount Santrol SG&A for the three months ended March 31, 2018 of $27.4 million, SG&A was $52.6 million, a decrease of $10.6 million, or 20%, from the three months ended March 31, 2018.  SG&A for the three months ended March 31, 2019 included $2.8 million of stock compensation expense, which was not incurred in the three months ended March 31, 2018.  The remainder of the increase in the incremental SG&A associated with the inclusion of Legacy Fairmount Santrol within the result of operations for the three months ended March 31, 2019, partially offset by expense reduction initiatives and synergy realization.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) increased $31.0 million, or 114%, to $58.1 million for the three months ended March 31, 2019 compared to $27.1 million in the three months ended March 31, 2018.  The increase compared to the prior year comparable period was due to the inclusion of mineral reserves depletion for production facilities acquired in connection with the Merger.

Other Operating (Income), net

Other operating (income), net increased $6.9 million to income of $6.9 million for the three months ended March 31, 2019 compared to $0.0 million for the three months ended March 31, 2018.  Other operating income for the three months ended March 31, 2019 included the income related to realization of customary take-or-pay provisions of certain customer supply agreements.  Additionally, for the three months ended March 31, 2019 we recognized income related to an easement granted for consideration on one of the properties of our Mexico operations.

Restructuring Charges

We incurred restructuring charges of $2.0 million in the three months ended March 31, 2019, primarily related to separation benefits and relocation costs as a result of the Merger and idled facilities.  There were no restructuring charges in the three months ended March 31, 2018.

Operating Income (Loss) from Continuing Operations

Operating income (loss) from continuing operations decreased approximately $85.6 million to a loss of $28.5 million for the three months ended March 31, 2019 compared to income of $57.1 million for the three months ended March 31, 2018.  The change in operating income from continuing operations for the three months ended March 31, 2019 was largely due to the lower profitability in the Energy segment, restructuring charges of $2.0 million offset by other operating income as noted above.

Interest Expense, net

Interest expense increased $23.3 million to $25.6 million for the three months ended March 31, 2019 compared to $2.3 million for the three months ended March 31, 2018.  The increase in expense is primarily due to the interest on increased term debt that we incurred to finance the Merger.

Other Non-Operating Expense, net

Other non-operating expense, net decreased $6.0 million to $2.2 million in the three months ended March 31, 2019 compared to $8.2 million in the three months ended March 31, 2018.  The decrease is due to lower legal, accounting, and other expenses incurred in connection with the Merger, partially offset by the acceleration of previously deferred pension-related expenses due to settlement accounting application in the first quarter of 2019 as distributions exceed the current period service and interest cost recognized.

Provision (Benefit) for Income Taxes

The provision for income taxes decreased $14.0 million to a benefit of $4.1 million for the three months ended March 31, 2019 compared to expense of $9.9 million for the three months ended March 31, 2018.  Income before income taxes decreased $103.0 million to a loss of $56.3 million for the three months ended March 31, 2019 compared to income of $46.7 million for the three months ended March 31, 2018.  The decrease in tax expense was primarily related to the decrease in income before taxes, offset by a valuation allowance set up for interest expense disallowed under IRC Section 163(j).  The effective tax rate was 7.2% and 21.2% for the three months ended March 31, 2019 and 2018, respectively.  The decrease in the effective tax rate is primarily attributable to a valuation allowance set up for interest expense disallowed under IRC Section 163(j) offset by the benefit from depletion. The effective rate differs from the U.S. federal statutory rate primarily due to depletion, the impact of foreign taxes, tax provisions requiring U.S. income inclusion of foreign income, and a valuation allowance set up for interest expense disallowed under IRC Section 163(j).

The provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate.  If our estimated effective tax rate changes, we make a cumulative adjustment.

Net Income (Loss) Attributable to Covia

Net income attributable to Covia decreased $97.7 million to a loss of $52.2 million for the three months ended March 31, 2019 compared to income of $45.5 million for the three months ended March 31, 2018, which includes $8.8 million from discontinued operations.  The remaining change in net income attributable to Covia is primarily due to decreases in revenues and gross profit and increases in SG&A and DD&A discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $46.5 million to $34.9 million for the three months ended March 31, 2019 compared to $81.4 million for the three months ended March 31, 2018.  Adjusted EBITDA for the three months ended March 31, 2019 excludes the impact of $2.8 million of non-cash stock compensation expense, $2.0 million in restructuring charges, $0.7 million in Merger-related expenses and $2.1 million in costs associated with operating lease expense related to the adoption of Topic 842.  The change in Adjusted EBITDA is largely due to the revenues, gross profit, and SG&A factors discussed above.

Liquidity and Capital Resources

Overview

Our liquidity is principally used to service our debt, meet our working capital needs, and invest in both maintenance and organic growth capital expenditures.  Historically, we have met our liquidity and capital investment needs with funds generated from operations and the issuance of debt, if necessary.

On the Merger Date, we entered into a credit and guarantee agreement with a group of banks, financial institutions, and other entities, with Barclays Bank PLC serving as administrative agent, and Barclays Bank PLC and BNP Paribas Securities Corp. serving as joint lead arrangers and joint bookrunners, for the $1.65 billion Term Loan and the $200 million Revolver.  The Term Loan matures on June 1, 2025 and amortizes in equal quarterly installments in an amount equal to 1% per year, with the balance due at maturity.  Loans under the Term Loan must be prepaid with, subject to various exceptions, (a) 100% of the net cash proceeds of all non-ordinary course asset sales or dispositions and insurance proceeds, (b) 100% of the net cash proceeds of issuances of indebtedness and (c) 50% of annual excess cash flow (with stepdowns to 25% and 0% based on total net leverage ratio levels).  Voluntary prepayments of the Term Loan will be permitted at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR borrowings.

The Revolver matures on June 1, 2023.  Voluntary reductions of the unused portion of the Revolver will be allowed at any time.  The Revolver, as amended by the First Amendment on March 19, 2019, includes a total net leverage ratio covenant, tested on a quarterly basis, of no more than 6.60:1.00.

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

The proceeds of the Term Loan were primarily used to repay certain debt of legacy Fairmount Santrol and legacy Unimin, which included additional debt incurred to fund the Cash Redemption and to pay $170 million to Fairmount Santrol stockholders as part of the Merger.

See Note 6 in the condensed consolidated financial statements included in this Report for further detail.

As of March 31, 2019, we had outstanding term loan borrowings of $1.64 billion and cash on hand of $37.3 million.  As of March 31, 2019, under our Revolver, we had $11.3 million committed to letters of credit, leaving net availability at $188.7 million.

Our operations are capital intensive and short-term capital expenditures related to certain strategic projects are expected to be substantial.  As of the date of this Report, we believe that our liquidity will be sufficient to meet cash obligations, including working capital requirements, anticipated capital expenditures, and scheduled debt service over the next 12 months.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and represents a measure of liquidity.  Covia’s working capital was $223.6 million at March 31, 2019 and $216.3 million at December 31, 2018.  The increase in working capital is primarily due to a seasonal increase in sales activity at the end of the period.  Additionally, the increase in working capital is due to increased days sales outstanding ratios of our accounts receivable portfolio.  Various integration activities impacted the collection rates temporarily in March, and collection stability has been realized subsequent to the first quarter of 2019.  Further, our integration efforts are nearing completion and working capital has steadily improved subsequent to the first quarter of 2019.

Cash Flow Analysis

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, and the effect of changes in working capital.

Net cash used in operating activities was $55.1 million for the three months ended March 31, 2019 compared with $22.1 million cash provided by operating activities in the three months ended March 31, 2018.  This $77.2 million variance was primarily the result of an increase to our accounts receivable outstanding and the effect of the acquisition of the assets of Fairmount Santrol.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.  Capital expenditures generally are for expansions of production or terminal facilities, land and reserve acquisition or maintenance related expenditures for asset replacement and health, safety, and quality improvements.

Net cash used in investing activities was $36.2 million for the three months ended March 31, 2019 compared to $46.0 million for the three months ended March 31, 2018.  The $9.8 million variance was primarily related to the decrease in capital expenditures.

Capital expenditures of $32.9 million in the three months ended March 31, 2019 were primarily focused on growth expenditures at our Canoitas, Mexico facility and Canadian nepheline syenite facilities, the completion of in-basin sand plants, as well as our terminals.  Capital expenditures were $46.3 million in the three months ended March 31, 2018 and were primarily focused on our West Texas facilities, completion of expansion projects at our Illinois and Oregon facilities, and expanding capacity at our Canoitas, Mexico facility.

For full year 2019, we expect capital expenditures to be in the range of $80 million to $100 million.  We expect these expenditures will primarily include maintenance and growth capital expenditures at existing locations.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings under our Term Loan, repayments of Unimin and Fairmount Santrol debt, and the Cash Redemption payment made in connection with the Merger.

Net cash used in financing activities was $5.7 million in the three months ended March 31, 2019 compared to $0.3 million used in the three months ended March 31, 2018.  The $5.4 million variance is due to payments on our Term Loan and lease liabilities, partially offset by proceeds from our share-based awards exercised or distributed.

Seasonality

Our business is affected by seasonal fluctuations in weather that impact our production levels and our customers’ business needs.  For example, our Energy segment sales levels are lower in the first and fourth quarters due to lower market demand as adverse weather tends to slow oil and gas operations to varying degrees depending on the severity of the weather.  In addition, our inability to mine and process sand year-round at certain of our surface mines results in a seasonal build-up of inventory as we mine sand to build a stockpile that will feed our drying facilities during the winter months.  Additionally, in the second and third quarters, we sell more sand to our customers in our Industrial segment’s end markets due to the seasonal rise in demand driven by more favorable weather conditions.

Inflation

We conduct the majority of our business operations in the U.S., Canada, and Mexico and are subject to certain inflationary pressures in these countries, should they arise.

Off-Balance Sheet Arrangements

We have no undisclosed off-balance sheet arrangements that have or are likely to have a current or future material impact on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.  Such arrangements are disclosed in our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K.

Contractual Obligations

As of March 31, 2019, we have contractual obligations for long-term debt, finance leases, operating leases, terminal operating costs, capital commitments, purchase obligations, and other long-term liabilities.  Substantially all of the operating lease obligations are for railcars.  Additionally, we are obligated through 2048 for contingent consideration on certain coating technology.

There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K.

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

As of March 31, 2019 and December 31, 2018, we had $31.7 million and $31.2 million, respectively, accrued for Asset Retirement Obligations, which include future reclamation costs.  There were no significant changes with respect to environmental liabilities or future reclamation costs.

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period.  While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  We evaluate our estimates and judgments on an ongoing basis.  We base our estimates on experience and various other assumptions that we believe are reasonable under the circumstances.  All of our significant accounting policies, including certain critical accounting policies and estimates, are disclosed in our Form 10-K.

Recent Accounting Pronouncements

Refer to Note 1 of our unaudited condensed consolidated financial statements included in this Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swaps

Due to our variable-rate indebtedness, we are exposed to fluctuations in interest rates.  We use fixed interest rate swaps to manage this exposure.  These derivative instruments are reported at fair value in other non-current assets and other non-current liabilities.  Changes in the fair value of derivatives are recorded each period in other comprehensive income.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.  No components of our hedging instruments were excluded from the assessment of hedge effectiveness.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.  The gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

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

As of March 31, 2019, the fair value of the interest rate swaps was a liability of $11.7 million.

A hypothetical increase or decrease in interest rates by 1.0% on variable rate debt would have had an approximate $4.1 million impact on our interest expense in the three months ended March 31, 2019.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers.  In the three months ended March 31, 2019 and 2018, one customer exceeded 10% of our revenues.  This customer accounted for 11% and 12% of our revenues in the three months ended March 31, 2019 and 2018, respectively.  At March 31, 2019, we had two customers whose accounts receivable balances each exceeded 10% of total receivables.  Approximately 14% and 13% of our accounts receivable balance at March 31, 2019 was from these two customers, respectively.  At December 31, 2018, we had two customers whose accounts receivable balances each exceeded 10% of total receivables.  Approximately 10% of our accounts receivable balance at December 31, 2018 was from each of these two customers.  We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

Foreign Currency Risk

We are subject to market risk related to foreign currency exchange rate fluctuations.  Revenues from international operations represented 12% and 14% of our revenues for three months ended March 31, 2019 and 2018, respectively.  A portion of our business is transacted in currencies other than the functional currency, including the Canadian dollar and Mexican peso.  Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. dollar-denominated revenues with operating expenses that are paid in the same currencies.  To date, foreign currency fluctuations have not had a material impact on results from operations.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are currently in the process of integrating internal controls and procedures of the predecessor entities into internal controls over financial reporting.  As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will assess the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2019.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Product Liability Matters

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of March 31, 2019, we were subject to approximately 67 active silica exposure cases.  Many of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in the states of Ohio and Mississippi, although cases have been brought in many other jurisdictions over the years.  In accordance with the terms of our insurance coverage, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of a percentage of the defense costs.  Based on information currently available, management cannot reasonably estimate a loss at this time.  Although the outcomes of these lawsuits cannot be predicted with certainty, management does not believe that the pending lawsuits, individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

Stockholder Matters

Beginning on April 24, 2018, alleged stockholders of Fairmount Santrol filed class actions against Fairmount Santrol and its directors in the United States District Courts for the Northern District of Ohio and for the District of Delaware.  The lawsuits generally alleged that Fairmount Santrol and its directors violated the federal securities laws by issuing misleading disclosures in connection with the Merger.  The lawsuits sought, among other things, to enjoin the special meeting at which stockholders of Fairmount Santrol were scheduled to vote on, among other items, a proposal to adopt the Merger agreement.  The Delaware lawsuit was transferred to the Northern District of Ohio and all lawsuits were consolidated.

On May 15, 2018, pursuant to a memorandum of understanding between counsel for the plaintiffs and counsel for the defendants, Fairmount Santrol disseminated additional information to Fairmount Santrol stockholders through a Current Report on Form 8-K.  Also on May 15, 2018, the plaintiffs withdrew their pending motions for a preliminary injunction.  On June 1, 2018, after the holders of the majority of the outstanding shares of Fairmount Santrol voted to approve the Merger, the Merger was effected pursuant to the Merger agreement.  On November 9, 2018, the parties executed a stipulation of settlement.  On May 3, 2019, the Court granted final approval of the settlement and dismissed the litigation.

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

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors discussed under the caption “Risk Factors” in the Form 10-K.  There have been no material changes to the risk factors previously disclosed in the Form 10-K.

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

COVIA HOLDINGS CORPORATION

EXHIBIT INDEX

The following documents are filed or furnished as exhibits to this Quarterly Report on Form 10-Q.  For convenient reference, each exhibit is listed in the following Exhibit Index according to the number assigned to it in the Exhibit Table of Item 601 of Regulation S-K.

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

10.1

First Amendment to Credit and Guarantee Agreement dated March 19, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on March 21, 2019) (File No. 001-38510).

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

Covia Holdings Corporation

By:	/s/ Andrew D. Eich
Andrew D. Eich
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	May 9, 2019