Form 10-Q
period 2019-06-30
Covia Holdings Corp
filed 2019-08-08
CIK 1722287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of Common Stock outstanding, par value $0.01 per share, as of August 6, 2019:  131,514,312

Covia Holdings Corporation and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues	$444,936	$508,418	$873,182	$878,239
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	345,969	355,311	707,529	615,630

Operating expenses
Selling, general and administrative expenses	38,644	31,377	80,604	56,601
Depreciation, depletion and amortization expense	59,204	36,744	117,299	63,875
Asset impairments	-	12,300	-	12,300
Restructuring and other charges	9,535	-	11,537	-
Other operating expense (income), net	1,670	1,150	(4,722)	1,663
Operating income (loss) from continuing operations	(10,086)	71,536	(39,065)	128,170

Interest expense, net	27,866	8,991	53,002	13,669
Other non-operating expense, net	1,571	38,923	3,758	44,223
Income (loss) from continuing operations before provision (benefit) for income taxes	(39,523)	23,622	(95,825)	70,278

Provision (benefit) for income taxes	(5,136)	6,454	(9,190)	16,324
Net income (loss) from continuing operations	(34,387)	17,168	(86,635)	53,954
Less: Net income from continuing operations attributable to the non-controlling interest	7	106	4	106
Net income (loss) from continuing operations attributable to Covia Holdings Corporation	(34,394)	17,062	(86,639)	53,848

Income from discontinued operations, net of tax	-	3,830	-	12,587

Net income (loss) attributable to Covia Holdings Corporation	$(34,394)	$20,892	$(86,639)	$66,435

Continuing operations earnings (loss) per share
Basic	$(0.26)	$0.14	$(0.66)	$0.44
Diluted	(0.26)	0.14	(0.66)	0.44

Earnings (loss) per share
Basic	(0.26)	0.17	(0.66)	0.55
Diluted	$(0.26)	$0.17	$(0.66)	$0.54

Weighted average number of shares outstanding
Basic	131,458	123,460	131,373	121,552
Diluted	131,458	124,166	131,373	122,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income (loss) from continuing operations	$(34,387)	$17,168	$(86,635)	$53,954
Income from discontinued operations, net of tax	-	3,830	-	12,587
Net income (loss) before other comprehensive income (loss)	(34,387)	20,998	(86,635)	66,541
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	906	(8,509)	3,207	334
Employee benefit obligations	115	6,757	5,017	8,321
Amortization and change in fair value of derivative instruments	(9,431)	-	(17,272)	-
Total other comprehensive income (loss), before tax	(8,410)	(1,752)	(9,048)	8,655
Provision (benefit) for income taxes related to items of other comprehensive income	(3,465)	1,673	(3,986)	2,143
Comprehensive income (loss), net of tax	(39,332)	17,573	(91,697)	73,053
Comprehensive income attributable to the non-controlling interest	7	106	4	106
Comprehensive income (loss) attributable to Covia Holdings Corporation	$(39,339)	$17,467	$(91,701)	$72,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except par value)
Assets
Current assets
Cash and cash equivalents	$112,143	$134,130
Accounts receivable, net of allowance for doubtful accounts of $3,071 and $4,488
at June 30, 2019 and December 31, 2018, respectively	284,864	267,268
Inventories, net	151,801	162,970
Other receivables	32,535	40,306
Prepaid expenses and other current assets	16,400	20,941
Assets held for sale	133,377	-
Total current assets	731,120	625,615

Property, plant and equipment, net	2,682,819	2,834,361
Operating right-of-use assets, net	396,680	-
Deferred tax assets, net	7,362	8,740
Goodwill	119,822	131,655
Intangibles, net	68,212	137,113
Other non-current assets	30,799	18,633
Total assets	$4,036,814	$3,756,117

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$15,405	$15,482
Operating lease liabilities, current	67,720	-
Accounts payable	118,199	145,070
Accrued expenses	130,025	120,424
Deferred revenue	18,361	9,737
Liabilities held for sale	23,306	-
Total current liabilities	373,016	290,713

Long-term debt	1,607,041	1,612,887
Operating lease liabilities, non-current	296,678	-
Employee benefit obligations	54,209	54,789
Deferred tax liabilities, net	249,001	267,350
Other non-current liabilities	87,516	75,425
Total liabilities	2,667,461	2,301,164

Commitments and contingent liabilities (Note 18)
Equity
Preferred stock: $0.01 par value, 15,000 authorized shares at
June 30, 2019 and December 31, 2018
Shares outstanding: 0 at June 30, 2019 and December 31, 2018	-	-
Common stock: $0.01 par value, 750,000 authorized shares
at June 30, 2019 and December 31, 2018
Shares issued: 158,195 at June 30, 2019 and December 31, 2018
Shares outstanding: 131,472 and 131,188 at June 30, 2019
and December 31, 2018, respectively	1,777	1,777
Additional paid-in capital	389,000	388,027
Retained earnings	1,561,320	1,647,959
Accumulated other comprehensive loss	(100,287)	(95,225)
Total equity attributable to Covia Holdings Corporation before treasury stock	1,851,810	1,942,538
Less: Treasury stock at cost
Shares in treasury: 26,723 and 27,007 at June 30, 2019
and December 31, 2018, respectively	(483,018)	(488,141)
Total equity attributable to Covia Holdings Corporation	1,368,792	1,454,397
Non-controlling interest	561	556
Total equity	1,369,353	1,454,953
Total liabilities and equity	$4,036,814	$3,756,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity attributable to Covia Holdings Corporation
		Shares of	Additional		Accumulated Other		Shares of		Non-
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock	Capital	Earnings	Loss	Stock	Stock	Subtotal	Interest	Total
	(in thousands)
Three Months Ended June 30, 2018
Beginning balance	$1,777	119,645	$43,941	$1,964,000	$(118,291)	$(610,632)	38,550	$1,280,795	$-	$1,280,795
Net income	-	-	-	20,892	-	-	-	20,892	106	20,998
Other comprehensive income	-	-	-	-	(3,425)	-	-	(3,425)	-	(3,425)
Distribution of HPQ Co. to Sibelco	-	(15,097)	-	-	-	(162,109)	15,097	(162,109)	-	(162,109)
Cash Redemption	-	(18,528)	-	-	-	(520,377)	18,528	(520,377)	-	(520,377)
Consideration transferred for share-based awards	-	-	40,414	-	-	-	-	40,414	-	40,414
Issuance of Covia common stock to Fairmount Santrol Holdings Inc. stockholders	-	45,044	296,221	-	-	807,026	(45,044)	1,103,247	-	1,103,247
Share-based awards exercised or distributed	-	56	2	-	-	-	(56)	2	-	2
Stock compensation expense	-	-	3,193	-	-	-	-	3,193	-	3,193
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	453	453
Ending balance	$1,777	131,120	$383,771	$1,984,892	$(121,716)	$(486,092)	27,075	$1,762,632	$559	$1,763,191

Three Months Ended June 30, 2019
Beginning balance	$1,777	131,420	$386,585	$1,595,714	$(95,342)	$(483,956)	26,775	$1,404,778	$554	$1,405,332
Net loss	-	-	-	(34,394)	-	-	-	(34,394)	7	(34,387)
Other comprehensive loss	-	-	-	-	(4,945)	-	-	(4,945)	-	(4,945)
Share-based awards exercised or distributed	-	52	(900)	-	-	938	(52)	38	-	38
Stock compensation expense	-	-	3,315	-	-	-	-	3,315	-	3,315
Ending balance	$1,777	131,472	$389,000	$1,561,320	$(100,287)	$(483,018)	26,723	$1,368,792	$561	$1,369,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity attributable to Covia Holdings Corporation
		Shares of	Additional		Accumulated Other		Shares of		Non-
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock	Capital	Earnings	Loss	Stock	Stock	Subtotal	Interest	Total
	(in thousands)
Six Months Ended June 30, 2018
Beginning balance	$1,777	119,645	$43,941	$1,918,457	$(128,228)	$(610,632)	38,550	$1,225,315	$-	$1,225,315
Net income	-	-	-	66,435	-	-	-	66,435	106	66,541
Other comprehensive income	-	-	-	-	6,512	-	-	6,512	-	6,512
Distribution of HPQ Co. to Sibelco	-	(15,097)	-	-	-	(162,109)	15,097	(162,109)	-	(162,109)
Cash Redemption	-	(18,528)	-	-	-	(520,377)	18,528	(520,377)	-	(520,377)
Consideration transferred for share-based awards	-	-	40,414	-	-	-	-	40,414	-	40,414
Issuance of Covia common stock to Fairmount Santrol Holdings Inc. stockholders	-	45,044	296,221	-	-	807,026	(45,044)	1,103,247	-	1,103,247
Share-based awards exercised or distributed	-	56	2	-	-	-	(56)	2	-	2
Stock compensation expense	-	-	3,193	-	-	-	-	3,193	-	3,193
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	453	453
Ending balance	$1,777	131,120	$383,771	$1,984,892	$(121,716)	$(486,092)	27,075	$1,762,632	$559	$1,763,191

Six Months Ended June 30, 2019
Beginning balance	$1,777	131,188	$388,027	$1,647,959	$(95,225)	$(488,141)	27,007	$1,454,397	$556	$1,454,953
Net loss	-	-	-	(86,639)	-	-	-	(86,639)	4	(86,635)
Other comprehensive loss	-	-	-	-	(5,062)	-	-	(5,062)	-	(5,062)
Share-based awards exercised or distributed	-	284	(5,109)	-	-	5,123	(284)	14	-	14
Stock compensation expense	-	-	6,082	-	-	-	-	6,082	-	6,082
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	1	1
Ending balance	$1,777	131,472	$389,000	$1,561,320	$(100,287)	$(483,018)	26,723	$1,368,792	$561	$1,369,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net income (loss) attributable to Covia Holdings Corporation	$(86,639)	$66,435
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	117,299	68,396
Amortization of deferred financing costs	2,977	-
Prepayment penalties on Senior Notes	-	2,213
Asset impairments	-	12,300
(Gain) loss on disposal of fixed assets	1,959	(81)
Change in fair value of interest rate swaps, net	-	(1,581)
Deferred income tax provision (benefit)	(13,035)	1,564
Stock compensation expense	6,082	3,193
Net income from non-controlling interest	4	106
Other, net	6,122	4,653
Change in operating assets and liabilities, net of business combination effect:
Accounts receivable	(24,701)	(44,469)
Inventories	6,320	1,210
Prepaid expenses and other assets	4,718	(146)
Accounts payable	(2,260)	3,362
Accrued expenses	32,580	(31,572)
Net cash provided by operating activities	51,426	85,583

Cash flows from investing activities
Capital expenditures	(59,469)	(115,709)
Cash of HPQ Co. distributed to Sibelco prior to Merger	-	(31,000)
Payments to Fairmount Santrol Holdings Inc. shareholders, net of cash acquired	-	(64,697)
Capitalized interest	(3,283)	-
Proceeds from sale of fixed assets	130	222
Net cash used in investing activities	(62,622)	(211,184)

Cash flows from financing activities
Proceeds from borrowings on Term Loan	-	1,650,000
Payments on Term Loan	(8,250)	-
Prepayment on Unimin Term Loans	-	(314,642)
Prepayment on Senior Notes	-	(100,000)
Prepayment on Fairmount Santrol Holdings Inc. term loan	-	(695,625)
Fees for Term Loan and Senior Notes prepayment	-	(36,733)
Payments on other long-term debt	(76)	(23,237)
Payments on finance lease liabilities	(2,237)	(2,143)
Fees for Revolver	-	(4,500)
Cash Redemption payment to Sibelco	-	(520,377)
Proceeds from share-based awards exercised or distributed	14	2
Tax payments for withholdings on share-based awards exercised or distributed	(486)	(1)
Net cash used in financing activities	(11,035)	(47,256)

Effect of foreign currency exchange rate changes	244	1,168
Decrease in cash and cash equivalents	(21,987)	(171,689)

Cash and cash equivalents [including cash of Discontinued Operations (Note 3)]:
Beginning of period	134,130	308,059
End of period	$112,143	$136,370

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$(24,860)	$(8,848)
Income taxes paid	(8,429)	(8,168)
Non-cash investing activities:
Decrease in accounts payable and accrued expenses for additions to property, plant, and equipment and capitalized interest	(31,200)	(593)
Right-of-use assets obtained in exchange for lease liabilities	$415,878	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Business and Summary of Significant Accounting Policies

Nature of Operations

Covia Holdings Corporation, including its consolidated subsidiaries (collectively, “we,” “us,” “our,” “Covia,” and “Company”), is a leading provider of diversified mineral-based and material solutions for the Industrial and Energy markets.  We provide a wide range of specialized silica sand, nepheline syenite, feldspar, calcium carbonate, clay, kaolin, lime, and lime products for use in the glass, ceramics, coatings, foundry, polymers, construction, water filtration, sports and recreation, and oil and gas markets in North America and around the world.  Our Industrial segment provides raw, value-added and custom-blended products to the glass, ceramics, metals, coatings, polymers, construction, foundry, filtration, sports and recreation and various other industries, primarily in North America.  Our Energy segment offers the oil and gas industry a comprehensive portfolio of raw frac sand, value-added-proppants, well-cementing additives, gravel-packing media and drilling mud additives that meet or exceed standards promulgated by the American Petroleum Institute (“API”).  Our products serve hydraulic fracturing operations in the U.S., Canada, Argentina, Mexico, China, and northern Europe.

Merger of Unimin Corporation and Fairmount Santrol Holdings Inc.

On June 1, 2018 (“Merger Date”), Unimin Corporation (“Unimin”) completed a business combination (“Merger”) whereby Fairmount Santrol Holdings Inc. (“Fairmount Santrol”) merged into a wholly-owned subsidiary of Unimin and ceased to exist as a separate corporate entity.  Immediately following the consummation of the Merger, Unimin changed its name to Covia Holdings Corporation and began operating under that name.  The common stock of Fairmount Santrol was delisted from the New York Stock Exchange (“NYSE”) prior to the market opening on June 1, 2018, and Covia commenced trading under the ticker symbol “CVIA” on that date.  Upon the consummation of the Merger, the former stockholders of Fairmount Santrol (including holders of certain Fairmount Santrol equity awards) received, in the aggregate, $170.0 million in cash consideration and approximately 35% of the common stock of Covia.  Approximately 65% of the outstanding shares of Covia common stock is owned by SCR-Sibelco NV (“Sibelco”), previously the parent company of Unimin.  See Note 2 for further discussion of the Merger.

In connection with the Merger, we redeemed approximately 18.5 million shares of Unimin common stock from Sibelco in exchange for an amount in cash equal to approximately (i) $660.0 million plus interest accruing at 5.0% per annum for the period from September 30, 2017 through June 1, 2018 less (ii) $170.0 million in cash paid to Fairmount Santrol stockholders.

In connection with the Merger, we also completed a debt refinancing transaction, with Barclays Bank PLC as administrative agent, by entering into a $1.65 billion senior secured term loan (“Term Loan”) and a $200.0 million revolving credit facility (“Revolver”).  The proceeds of the Term Loan were used to repay the indebtedness of Unimin and Fairmount Santrol and to pay the cash portion of the Merger consideration and expenses related to the Merger.  See Note 8 for further discussion of the refinancing transaction and terms of such indebtedness.

As a condition to the Merger, Unimin contributed certain of its assets comprising its Electronics segment, including $31.0 million of cash, to Sibelco North America, Inc. (“HPQ Co.”), a newly-formed wholly-owned subsidiary of Unimin, in exchange for all of the stock of HPQ Co. and the assumption by HPQ Co. of certain liabilities.  Unimin distributed all of the stock of HPQ Co. to Sibelco in exchange for 0.17 million shares (or 15.1 million shares subsequent to the stock split) of Unimin common stock held by Sibelco.  See Note 3 for a discussion of HPQ Co., which is presented as discontinued operations in these condensed consolidated financial statements.

Costs and expenses incurred related to the Merger are recorded in Other non-operating expense, net in the accompanying Consolidated Statements of Income and include legal, accounting, valuation and financial advisory services, integration and other costs totaling $0.2 million and $38.9 million for the three months ended June 30, 2019 and 2018, respectively, and $0.9 million and $44.2 million for the six months ended June 30, 2019 and 2018, respectively.

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

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain reclassifications of prior period presentations have been made to conform to the current period presentation, including assets and liabilities held for sale and deferred revenue.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Leases

On January 1, 2019 we adopted ASC Topic 842 – Leases (“Topic 842”), which requires lessees to recognize a right-of-use asset and lease liability on their consolidated balance sheet related to the rights and obligations created by most leases, while continuing to recognize expense on their consolidated statements of income over the lease term.

We lease railcars, machinery, equipment, land, buildings and office space under operating lease arrangements.  Certain mobile equipment leasing arrangements, subject to purchase options are leased under finance lease arrangements.

We account for leases in accordance with Topic 842 and have recorded right-of-use assets and lease liabilities at the date of adoption.  The right-of-use assets represent our right to use underlying assets for the lease term and the lease liabilities represent our obligation to make lease payments under the leases.  We elected to transition to Topic 842 using the modified retrospective method to apply the standard on its effective date, January 1, 2019.  Prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under previous lease guidance, ASC Topic 840 – Leases.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

All right-of-use assets are periodically reviewed for impairment losses and no impairment of the right-of-use assets has been recorded in the six months ended June 30, 2019.

We monitor events and modifications of existing lease agreements that would require reassessment of the lease.  When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding right-of-use asset.

Upon adoption, we elected to use the package of practical expedients permitted under the transition guidance.  We did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases.  For lease agreements that include lease and non-lease components, we elected to use the practical expedient to combine lease and non-lease components for all classes of assets and to not record leases with a term of twelve months or less on the balance sheet.  Short-term lease payments associated with a lease are recorded on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of usage and others include rental payments adjusted periodically based on an index, such as the Consumer Price Index.  These payments are recorded as variable costs under operating leases.

The impact of the adoption of Topic 842 on the accompanying Condensed Consolidated Balance Sheets resulted in recording additional right-of-use assets and lease liabilities of approximately $442.1 million and $406.8 million, respectively, at January 1, 2019.  The right-of-use assets at the date of adoption included approximately $35.8 million of lease intangible assets related to favorable market terms of certain railcar leases acquired in the Merger.  See Note 17 for further detail.

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

(Unaudited)

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

The Merger Date fair value of consideration transferred was $1.3 billion, which consisted of share-based awards, cash and Covia common stock.  The following table presents the purchase price accounting of the acquired assets and liabilities assumed as of the Merger Date including measurement period adjustments:

June 1, 2018
(in thousands)
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

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The value of the acquired raw material inventory was valued using the cost approach.  The fair value of work-in progress inventory and finish goods inventory is a function of the estimated selling price less the sum of any cost to complete, costs of disposal and a reasonable profit.  We estimated the value of the acquired property, plant, and equipment using a combination of the market approach, cost approach and income approach. The carrying value of the debt approximated the fair value of the debt at the Merger Date.

Accounts receivable, other current liabilities, non-current assets and other long-term liabilities, excluding asset retirement obligations and contingent consideration included in other long-term liabilities, were valued at the existing carrying values as they represented the estimated fair value of those items at the Merger Date based on management’s judgment and estimates.

Asset retirement obligations assumed and the related assets acquired were adjusted to reflect revised estimates of the future cost of dismantling, restoring, and reclaiming of certain sites.  The contingent consideration arrangement in the form of earn-out payments, is related to the purchase of certain coating technology.  The fair value of the earn-out was determined using a scenario-based method due to the linear nature of the consideration payments.

The fair value of the acquired intangible assets and the related estimated useful lives at the Merger Date were the following:

	Approximate
	Fair Value	Estimated
	(in thousands)	Useful Life
Customer relationships	$73,000	6 years
Railcar leasehold interests	40,914	1-15 years
Trade name	17,000	1 year
Technology	5,000	12 years
Other	308	95 years
Total approximate fair value	$136,222

The fair value of the customer relationship intangible assets were determined using the With and Without Method which is an income approach and considers the time needed to rebuild the customer base.  The fair value of the railcar leasehold interest was determined using the discounted cash flow method.  The fair value of the trade name and technology intangible assets was determined using the Relief from Royalty Method, which is based on a search of comparable third party licensing agreements and internal discussions regarding the significance of the trade names and technology and the profitability of the associated revenue streams.

Goodwill of $78.1 million and $217.1 million allocated to the Industrial and Energy reporting units, respectively, is attributable to the earnings potential of Fairmount Santrol’s product and plant portfolio, anticipated synergies, the assembled workforce of Fairmount Santrol, and other benefits that we believe will result from the Merger.  During the third quarter of 2018 it was determined that the goodwill allocated to the Energy reporting unit was impaired and was written off in its entirety.  Refer to Note 22 for additional information.  None of the goodwill is deductible for income tax purposes.

We assumed the outstanding stock-based equity awards, (the “Award(s)”) of Fairmount Santrol at the Merger Date.  Each outstanding Award of Fairmount Santrol was converted to a Covia award with similar terms and conditions at the exchange ratio of 5:1.  We recorded $40.4 million of Merger consideration for the value of Awards earned prior to the Merger Date.  The remaining value represents post-Merger compensation expense of $10.4 million, which will be recognized over the remaining vesting period of the Awards.  In addition, at June 1, 2018, we recorded $2.4 million of expense for Awards whose vesting was accelerated upon the change in control and certain other terms pursuant to the Merger agreement and, therefore, considered a Merger-related expense and recorded in other non-operating expense, net in the accompanying Condensed Consolidated Statements of Income (Loss).  Refer to Note 13 for additional information.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pro Forma Condensed Combined Financial Information (Unaudited)

The following unaudited pro forma condensed combined financial information presents our combined results as if the Merger had occurred on January 1, 2017.  The unaudited pro forma financial information was prepared to give effect to events that are (i) directly attributable to the Merger; (ii) factually supportable; and (iii) expected to have a continuing impact on our results.  All intercompany transactions during the periods presented have been eliminated in consolidation.  These pro forma results include adjustments for interest expense that would have been incurred to finance the transaction and reflect purchase accounting adjustments for additional depreciation, depletion and amortization on acquired property, plant and equipment and intangible assets.  The pro forma results exclude Merger-related transaction costs and expenses that were incurred in conjunction with the Merger in the three and six months ended June 30, 2018.

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
	(in thousands, except per share data)
Revenues	$712,412	$1,355,571
Net income	61,455	137,320
Earnings per share – basic	$0.50	$1.13
Earnings per share – diluted	$0.49	$1.12

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
3.	Discontinued Operations – Disposition of Unimin’s Electronics Segment

The disposition of HPQ Co. qualified as discontinued operations, as it represented a significant strategic shift of our operations and financial results and the cash flows of HPQ Co. could be distinguished, operationally and for financial reporting purposes, from the rest of Covia.

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

The operating results of our discontinued operations in the three and six months ended June 30, 2018 are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
	(in thousands)
Major line items constituting income from discontinued operations
Revenues	$29,229	$74,015
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	18,196	46,442
Selling, general and administrative expenses	4,762	8,762
Depreciation, depletion and amortization expense	1,794	4,072
Other operating income	(29)	(69)
Income from discontinued operations before provision for income taxes	4,506	14,808
Provision for income taxes	676	2,221
Income from discontinued operations, net of tax	$3,830	$12,587

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

The significant operating and investing cash and noncash items of the discontinued operations included in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 were as follows:

Six Months Ended June 30,
2018
(in thousands)
Depreciation, depletion and amortization expense	$4,072
Capital expenditures	$3,549

4.	Stockholders’ Equity

Prior to the consummation of the Merger, Unimin redeemed 0.17 million shares (or 15.1 million shares subsequent to the stock split) of common stock from Sibelco in connection with the disposition of HPQ Co.  Additionally, Unimin redeemed 0.2 million shares (or 18.5 million shares subsequent to the stock split) of common stock from Sibelco in exchange for a payment of $520.4 million to Sibelco (the “Cash Redemption”). The Cash Redemption was financed with the proceeds of the Term Loan (see Note 8) and cash on hand. On June 1, 2018, we effected an 89:1 stock split with respect to our shares of common stock and, in connection therewith, amended and restated our certificate of incorporation to increase our authorized capital stock to 750.0 million shares of common stock and 15.0 million shares of preferred stock and decreased our par value per share from $1.00 to $0.01.

As a result of the Merger, Fairmount Santrol stockholders received 45.0 million shares of Covia common stock, which were issued out of Covia treasury stock.
5.	Inventories, net

At June 30, 2019 and December 31, 2018, inventories consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$31,059	$30,410
Work-in-process	13,625	19,886
Finished goods	68,916	73,628
Spare parts	38,201	39,046
Inventories, net	$151,801	$162,970

As a result of the Merger, we recorded approximately $38.4 million of fair value adjustments in inventory, which included approximately $7.6 million of spare parts.  Of this amount, approximately $0.2 million and $19.2 million was recorded in cost of goods sold, based on inventory turnover, during the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $19.2 million was recorded in cost of goods sold during the six months ended June 30, 2019 and 2018, respectively.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Property, Plant, and Equipment, net

At June 30, 2019 and December 31, 2018, property, plant, and equipment consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Land and improvements	$226,428	$224,894
Mineral rights properties	1,332,026	1,323,090
Machinery and equipment	1,537,623	1,607,116
Buildings and improvements	537,151	544,117
Railroad equipment	72,841	155,998
Furniture, fixtures, and other	4,692	5,260
Assets under construction	194,489	184,360
	3,905,250	4,044,835
Accumulated depletion and depreciation	(1,222,431)	(1,210,474)
Property, plant, and equipment, net	$2,682,819	$2,834,361

Finance right-of-use assets are included within machinery and equipment.  Property, plant, and equipment of $90.3 million is included in assets held for sale at June 30, 2019.

We are required to evaluate the recoverability of the carrying amount of our long-lived asset groups whenever events or changes in circumstances indicate that the carrying amount of the asset groups may not be recoverable.  We performed an analysis of impairment indicators of the asset groups and, based on adverse business conditions and the decline in our share price, we determined that the asset groups be tested for recoverability.  The undiscounted cash flows to be generated from the use and eventual disposition of the asset groups were compared to the carrying values of the asset groups and it was determined the carrying values of our asset groups were recoverable at June 30, 2019.

In June 2018, we wrote down $12.3 million of assets under construction related to a facility expansion that was terminated.  The write-down reflects the cost of assets that could not be used or transferred to other facilities.  This amount is included in Asset impairments on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018.
7.	Assets and Liabilities Held for Sale

We classify assets and liabilities as held for sale when all the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale within one year; and (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value.  At June 30, 2019 the following were classified as held for sale:

Calera Lime Processing Facility

On July 3, 2019, we entered into a definitive purchase agreement with Mississippi Lime Company to sell the Calera, Alabama lime processing facility (“Calera”) for $135.0 million in cash, subject to certain adjustments set forth in the purchase agreement.  Calera is a non-core asset included within our Industrial segment.  The transaction closed on August 1, 2019, and resulted in a net gain on sale.  The sale does not represent a strategic shift that will have a major effect on operations or financial results and, therefore, does not qualify for presentation as discontinued operations.

Winchester & Western Railroad

On July 25, 2019, we entered into a definitive purchase agreement with an affiliate of OmniTRAX, Inc. to sell the Winchester & Western Railroad (“W&W Railroad”) for $105.0 million in cash, subject to certain adjustments set forth in the purchase agreement.  The W&W Railroad is a non-core asset that is included in both our Energy and Industrial segments.  The transaction will result in a net gain on sale and is expected to close in the third quarter of 2019.  The sale does not represent a strategic shift that will have a major effect on operations or financial results and, therefore, does not qualify for presentation as discontinued operations.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Non-Current Assets

We entered into separate agreements to sell 50 acres of vacant land in Kasota, Minnesota and an office building in New Canaan, Connecticut.  The Kasota land sale was completed in July 2019 and the New Canaan office building transaction is expected to close in the third quarter of 2019.  The transactions will result in a net gain on sale.

The assets and liabilities classified as held for sale at June 30, 2019 are as follows:

	June 30, 2019
	Calera	W&W Railroad	Other Non-Current Assets	Total
	(in thousands)
Assets held for sale
Accounts receivable, net	$5,864	$1,637	$-	$7,501
Inventories, net	4,808	422	-	5,230
Prepaid expenses and other current assets	-	162	-	162
Total current assets	10,672	2,221	-	12,893
Property, plant and equipment, net	23,634	60,766	5,911	90,311
Operating right-of-use assets, net	7	169	-	176
Goodwill	8,623	3,210	-	11,833
Intangibles, net	18,164	-	-	18,164
Total assets held for sale	$61,100	$66,366	$5,911	$133,377

Liabilities held for sale
Current portion of long-term debt	$-	$133	$-	$133
Operating lease liabilities, current	1	60	-	61
Accounts payable	4,458	462	-	4,920
Accrued expenses	2,366	114	-	2,480
Total current liabilities	6,825	769	-	7,594
Long-term debt	-	1,357	-	1,357
Operating lease liabilities, non-current	7	109	-	116
Other non-current liabilities	-	14,239	-	14,239
Total liabilities held for sale	$6,832	$16,474	$-	$23,306

8.	Long-Term Debt

At June 30, 2019 and December 31, 2018, long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Term Loan	$1,633,500	$1,641,750
Finance lease liabilities	7,783	6,417
Industrial Revenue Bond	10,000	10,000
Other borrowings	175	1,809
Term Loan deferred financing costs, net	(29,012)	(31,607)
	1,622,446	1,628,369
Less: current portion	(15,405)	(15,482)
Long-term debt including finance leases	$1,607,041	$1,612,887

Term Loan

On the Merger Date, we entered into the $1.65 billion Term Loan to repay the outstanding debt of each of Fairmount Santrol and Unimin and to pay the cash portion of the Merger consideration and transaction costs related to the Merger.  The Term Loan was issued at par with a maturity date of June 1, 2025.  The Term Loan requires quarterly principal payments of $4.1 million and quarterly interest payments beginning September 30, 2018 through March 31, 2025 with the balance payable at the maturity date.  Interest accrues at the rate of the three-month LIBOR plus 325 to 400 basis points depending on Total Net Leverage (as hereinafter defined) with a LIBOR floor of 1.0% or the Base Rate (as hereinafter defined).  Total Net Leverage is defined as total debt net of up to $150.0 million of non-restricted cash, divided by EBITDA.  The Term Loan is secured by a first priority lien in substantially all of our assets.  We have the option to prepay the Term Loan without premium or penalty other than customary breakage costs with respect to LIBOR borrowings.  There are no financial covenants governing the Term Loan.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At June 30, 2019, the Term Loan had an interest rate of 6.3%.

Revolver

On the Merger Date, we entered into our five-year revolving credit facility (as amended, the “Revolver”) to replace a previous credit facility.  The Revolver was subject to a 50 basis point financing fee paid at closing and has a borrowing capacity of up to $200.0 million.  The Revolver requires quarterly interest payments at a rate derived from LIBOR plus 300 to 375 basis points depending on the Total Net Leverage or from a Base Rate (selected at our option).  The Base Rate is the highest of (i) Barclays’s prime rate, (ii) the U.S. federal funds effective rate plus one half of 1.0%, and (iii) the LIBOR rate for a one month period plus 1.0%.  While interest is payable in quarterly installments, any outstanding principal balance is payable on June 1, 2023.  In addition to interest charged on the Revolver, we are also obligated to pay certain fees, quarterly in arrears, including letter of credit fees and unused facility fees.

The Revolver includes financial covenants, which were amended on March 19, 2019 (“First Amendment”), requiring, among other things, that we maintain a Total Net Leverage ratio of no more than 6.60:1.00 for the fiscal quarters ending March 31, 2019 to December 31, 2019, 5.50:1.00 for the fiscal quarters ending March 31, 2020 to December 31, 2020, 4.50:1.00 for the fiscal quarters ending March 31, 2021 to June 30, 2021, 4.25:1.00 for the fiscal quarters ending to September 30, 2021 to December 31, 2021, and 4.00:1.00 for fiscal quarters ending March 31, 2022 and thereafter.  Additionally, the financial covenants are subject to certain covenant reset triggers (“Covenant Reset Triggers”) where, upon the occurrence of any Covenant Reset Trigger, the maximum Total Net Leverage ratio will automatically revert to 3.50:1.00.  As of June 30, 2019, we were in compliance with all covenants in accordance with the terms of the Revolver.

At June 30, 2019, there was $200.0 million of aggregate capacity on the Revolver with $11.3 million committed to outstanding letters of credit, leaving net availability at $188.7 million.  At June 30, 2019, the Revolver had an interest rate of 6.1%.  There were no borrowings under the Revolver at June 30, 2019.

Other Borrowings

Other borrowings at June 30, 2019 and December 31, 2018 was comprised of a promissory note with three unrelated third parties that Unimin entered into on January 17, 2011.  Two of these unrelated parties had interest rates of 1.0% and 4.11%, respectively, at both June 30, 2019 and December 31, 2018.  The promissory note’s third unrelated party, which is classified as liabilities held for sale at June 30, 2019, does not require any interest payments.  See Note 7 for further detail.

One of our subsidiaries has a 2.0 million Canadian dollar overdraft facility with the Bank of Montreal.  We have guaranteed the obligations of the subsidiary under the facility.  As of June 30, 2019 and December 31, 2018, there were no borrowings outstanding under the overdraft facility.  The rates of the overdraft facility were 4.95% at June 30, 2019 and December 31, 2018.

At June 30, 2019 and December 31, 2018, we had $1.9 million of outstanding letters of credit not backed by a credit facility.

Industrial Revenue Bond

We hold a $10.0 million Industrial Revenue Bond related to the construction of a mining facility in Wisconsin.  The bond bears interest, which is payable monthly at a variable rate.  The rate was 1.94% at June 30, 2019.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10.0 million.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Accrued Expenses

At June 30, 2019 and December 31, 2018, accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued bonus & other benefits	$18,481	$38,445
Accrued Merger related costs	-	502
Accrued restructuring and other charges	16,804	15,819
Accrued interest	27,572	1,047
Accrued insurance	5,755	7,026
Accrued property taxes	8,756	9,120
Accrual for capital spending	5,562	19,289
Other accrued expenses	47,095	29,176
Accrued expenses	$130,025	$120,424

10.	Earnings per Share

The table below shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Numerators:
Net income (loss) from continuing operations attributable to Covia Holdings Corporation	$(34,394)	$17,062	$(86,639)	$53,848
Income from discontinued operations, net of tax	-	3,830	-	12,587
Net income (loss) attributable to Covia Holdings Corporation	$(34,394)	$20,892	$(86,639)	$66,435
Denominator:
Basic weighted average shares outstanding	131,458	123,460	131,373	121,552
Dilutive effect of employee stock options and RSUs	-	706	-	706
Diluted weighted average shares outstanding	131,458	124,166	131,373	122,258

Continuing operations earnings (loss) per share – basic	$(0.26)	$0.14	$(0.66)	$0.44
Continuing operations earnings (loss) per share – diluted	(0.26)	0.14	(0.66)	0.44

Discontinued operations earnings per share – basic	-	0.03	-	0.11
Discontinued operations earnings per share – diluted	-	0.03	-	0.10

Earnings (loss) per share – basic	(0.26)	0.17	(0.66)	0.55
Earnings (loss) per share – diluted	$(0.26)	$0.17	$(0.66)	$0.54

Unimin effected an 89:1 stock split in May 2018.  The stock split is reflected in the calculations of basic and diluted weighted average shares outstanding for all periods presented.

The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2019 and 2018 excludes 5.2 million and 1.4 million potential shares of common stock, respectively.  The calculation of diluted weighted average shares outstanding for the six months ended June 30, 2019 and 2018 excludes 2.9 million and 1.4 million potential shares of common stock, respectively.  These potential shares of common stock are excluded from the calculations of diluted weighted average shares outstanding because the effect of including these potential shares of common stock would be antidilutive.

The dilutive effect of 0.2 million and 0.3 million shares was omitted from the calculation of diluted weighted average shares outstanding and diluted earnings per share in the three and six months ended June 30, 2019, respectively, because we were in a loss position.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.	Derivative Instruments

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

Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.  The gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.  On June 1, 2018, we entered into two interest rate swap agreements and, on December 20, 2018, we entered into three additional interest rate swap agreements as a means to partially hedge our variable interest rate risk on the Term Loan.  An additional interest rate swap held by Fairmount Santrol was assumed in conjunction with the Merger.  The following table summarizes our interest rate swap agreements at June 30, 2019 and December 31, 2018:

Interest Rate Swap Agreements	Maturity Date	Rate	Notional Value (in thousands)	Debt Instrument Hedged	Percentage of Term Loan Outstanding
June 30, 2019
Designated as cash flow hedge	June 1, 2023	2.81%	$100,000	Term Loan	6%
Designated as cash flow hedge	June 1, 2025	2.87%	200,000	Term Loan	12%
Designated as cash flow hedge	September 5, 2019	2.92%	210,000	Term Loan	13%
Designated as cash flow hedge	June 1, 2024	2.81%	50,000	Term Loan	3%
Designated as cash flow hedge	June 1, 2025	2.85%	50,000	Term Loan	3%
Designated as cash flow hedge	June 1, 2025	2.87%	50,000	Term Loan	3%
			$660,000		40%

December 31, 2018
Designated as cash flow hedge	June 1, 2023	2.81%	$100,000	Term Loan	6%
Designated as cash flow hedge	June 1, 2025	2.87%	200,000	Term Loan	12%
Designated as cash flow hedge	September 5, 2019	2.92%	210,000	Term Loan	13%
Not designated as cash flow hedge	June 1, 2024	2.81%	50,000	Term Loan	3%
Not designated as cash flow hedge	June 1, 2025	2.85%	50,000	Term Loan	3%
Not designated as cash flow hedge	June 1, 2025	2.87%	50,000	Term Loan	3%
			$660,000		40%

At the Merger Date, our existing interest rate swaps qualified, but were not designated for hedge accounting until August 1, 2018.  The interest rate swaps entered into in December 2018 qualified, but were not designated for hedge accounting until January 2019.  Changes in the fair value of the undesignated interest rate swaps were included in interest expense in the related period.  Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on the Term Loan.  We expect $4.2 million to be reclassified from accumulated other comprehensive income into interest expense within the next twelve months.

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.  The net amount of derivative liabilities can be reconciled to the tabular disclosure of fair value in Note 12:

		Liabilities
		June 30, 2019	December 31, 2018
Interest Rate Swap Agreements	Balance Sheet Classification	(in thousands)
Designated as cash flow hedges	Other non-current liabilities	$(20,832)	$(2,846)
Designated as cash flow hedges	Accrued expenses	(227)	-
Not designated as cash flow hedges	Other non-current liabilities	-	(1,271)
		$(21,059)	$(4,117)

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) as of June 30, 2019 and 2018:

	Amount of Loss Recognized in Other Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives in Hedging Relationships	(in thousands)
Designated as Cash Flow Hedges
Interest rate swap agreements	$9,833	$-	$17,864	$-

		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss
	Location of Loss	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in	Recognized on	2019	2018	2019	2018
Hedging Relationships	Derivative	(in thousands)
Designated as Cash Flow Hedges
Interest rate swap agreements	Interest expense, net	$401	$-	$591	$-

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Income (Loss) in the three and six months ended June 30, 2019 and 2018:

	Location of Loss on Derivative
	Interest expense, net		Interest expense, net
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Total Interest Expense presented in the Statements of
Income (Loss) in which the effects of cash flow hedges are recorded	$27,866	$8,991	$53,002	$13,669
Effects of cash flow hedging:
Loss on Hedging Relationships
Interest rate swap agreements
Amount of loss reclassified
from accumulated other comprehensive
income to earnings	$401	$-	$591	$-

All of our derivative financial instruments are designated as hedging instruments in the six months ended June 30, 2019.  The table below presents the effect of our derivative financial instruments that were not designated as hedging instruments in the six months ended June 30, 2018.

Derivatives Not Designated		Three Months Ended June 30,	Six Months Ended June 30,
as ASC 815-20 Cash Flow	Location of Loss Recognized	2018	2018
Hedging Relationships	in Income on Derivative	(in thousands)
Interest rate swap agreements	Interest expense, net	$1,199	$1,199

12.Fair Value Measurements

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

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3	Unobservable inputs that are not corroborated by market data

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The carrying value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities.  The carrying value of our long-term debt (including the current portion thereof) is recognized at amortized cost.  The fair value of the Term Loan differs from amortized cost and is valued at prices obtained from a readily-available source for trading non-public debt, which represents quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2.  See Note 8 for further details on our long-term debt.  The following table presents the fair value as of June 30, 2019 and December 31, 2018, respectively, for our long-term debt:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Long-Term Debt Fair Value Measurements	(in thousands)
June 30, 2019
Term Loan	$-	$1,314,968	$-	$1,314,968
Industrial Revenue Bond	-	10,000	-	10,000
	$-	$1,324,968	$-	$1,324,968

December 31, 2018
Term Loan	$-	$1,182,060	$-	$1,182,060
Industrial Revenue Bond	-	10,000	-	10,000
	$-	$1,192,060	$-	$1,192,060

The following table presents the amounts carried at fair value as of June 30, 2019 and December 31, 2018 for our other financial instruments.

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements	(in thousands)
June 30, 2019
Interest rate swap agreements liability	$-	$21,059	$-	$21,059
Contingent consideration liability	-	-	4,500	4,500
	$-	$21,059	$4,500	$25,559

December 31, 2018
Interest rate swap agreements liability	$-	$4,117	$-	$4,117
Contingent consideration liability			4,500	4,500
	$-	$4,117	$4,500	$8,617

Fair value of interest rate swap agreements is based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  These are determined using Level 2 inputs.  Refer to Note 11 for additional information.

The Level 3 liabilities consisted of a liability related to contingent consideration, which is a pre-acquisition contingent arrangement in the form of earnout payments related to the coating technology that we acquired as part of the Merger.  The fair value on the Merger Date of the earnout was $9.5 million and determined using the scenario-based method due to the linear nature of the payments.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.	Stock-Based Compensation

Stock-based compensation includes time-restricted stock units (“RSUs”), performance-restricted stock units (“PSUs”), and nonqualified stock options (“Options” and, together with the RSUs and PSUs, the “Awards”).  These Awards are governed by various plans: the FMSA Holdings Inc. Long Term Incentive Compensation Plan (“2006 Plan”), the FMSA Holdings, Inc. Stock Option Plan (“2010 Plan”), the FMSA Holdings Inc. Amended and Restated 2014 Long Term Incentive Plan (“2014 Plan”), and the 2018 Omnibus Plan (“2018 Plan”).  Options may be exercised, in whole or in part, at any time after becoming exercisable, but not later than the date the Option expires, which is typically ten years from the original grant date.  All Options granted under the 2006 Plan and 2010 Plan became fully vested as part of the Merger agreement.  PSUs granted under the 2014 Plan were converted to RSUs as part of the Merger agreement.  In addition, the Merger agreement provides for the accelerated vesting of all Awards if the holder is terminated without Cause or if the holder terminates employment for Good Reason during the Award Protection Period (as such terms are defined in the related agreements), which is 12 months following the Merger Date.

The fair values of the RSUs and Options were estimated at the Merger Date.  The fair value of the RSUs was determined to be the opening share price of Covia stock at the Merger Date.  The fair value of Options was estimated at the Merger date using the Black Scholes-Merton option pricing model.

We did not issue any Awards in the six months ended June 30, 2018.  We have not issued any Options subsequent to the Merger Date.  All Awards activity during the six months ended June 30, 2019 is as follows:

	Options	Weighted Average Exercise Price, Options	RSUs	Weighted Average Price at RSU Issue Date	PSUs	Weighted Average Price at PSU Issue Date
	(in thousands, except per share data)
Outstanding at December 31, 2018	2,503	$33.49	746	$26.12	-	$-
Granted	-	-	1,738	4.69	1,448	4.74
Exercised or distributed	-	-	(315)	27.89	-	-
Forfeited	(7)	38.61	(176)	7.98	(203)	4.74
Expired	(11)	48.48	-	-	-	-
Outstanding at June 30, 2019	2,485	$33.41	1,993	$8.61	1,245	$4.74

We recorded stock compensation expense of $3.3 million and $0.8 million in the three months ended June 30, 2019 and 2018, respectively, and $6.1 million and $0.8 million in the six months ended June 30, 2019 and 2018, respectively.  Prior to the Merger, we did not compensate employees with stock-based payments and, accordingly, we did not record any stock compensation expense in the five months ended May 31, 2018.  Stock compensation expense is included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Income (Loss) and in additional paid-in capital on the Condensed Consolidated Balance Sheets.
14.	Income Taxes

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

For the three months ended June 30, 2019, we recorded a tax benefit of $5.1 million on a loss before income taxes of $39.5 million resulting in an effective tax rate of 13.0%, compared to tax expense of $6.5 million on income before income taxes of $23.6 million resulting in an effective tax rate of 27.3% for the same period of 2018.  The decrease in the effective tax rate is primarily attributable to a valuation allowance set up for interest expense disallowed under IRC Section 163(j) offset by the benefit from depletion.  The effective rate differs from the U.S. federal statutory rate primarily due to depletion, the impact of foreign taxes, tax provisions requiring U.S. income inclusion of foreign income, and a valuation allowance set up for interest expense disallowed under IRC Section 163(j).

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2019, we recorded a tax benefit of $9.2 million on a loss before income taxes of $95.8 million resulting in an effective tax rate of 9.6%, compared to tax expense of $16.3 million on income before income taxes of $70.3 million resulting in an effective tax rate of 23.2% for the same period of 2018.  The decrease in the effective tax rate is primarily attributable to a valuation allowance set up for interest expense disallowed under IRC Section 163(j) offset by the benefit from depletion.  The effective tax rate differs from the U.S. federal statutory rate primarily due to depletion, the impact of foreign taxes, tax provisions requiring U.S. income inclusion of foreign income, and a valuation allowance set up for interest expense disallowed under IRC Section 163(j).
15.	Pension and Other Post-Employment Benefits

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pension Plans and the Fairmount Pension Plans are collectively referred to as the “Covia Pension Plans.”  The post-retirement medical plans in the United States and Canada are collectively referred to as the “Postretirement Medical Plans.”

We have applied settlement accounting in the six months ended June 30, 2019 due to distributions exceeding the current period service and interest costs.  These amounts are included in other non-operating expense, net on the Condensed Consolidated Statements of Income (Loss).

The following tables summarize the components of net periodic benefit costs for the three and six months ended June 30, 2019 and 2018 as follows:

	Covia Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Components of net periodic benefit cost
Service cost	$551	$2,190	$1,102	$4,392
Interest cost	2,084	2,340	4,168	4,673
Expected return on plan assets	(2,308)	(2,709)	(4,616)	(5,389)
Amortization of prior service cost	82	136	164	274
Amortization of net actuarial loss	522	1,301	1,044	2,605
Settlement loss	1,065	439	2,744	439
Net periodic benefit cost	$1,996	$3,697	$4,606	$6,994

	Postretirement Medical Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Components of net periodic benefit cost
Service cost	$73	$267	$146	$533
Interest cost	120	209	240	420
Amortization of net actuarial loss	40	122	80	244
Net periodic benefit cost	$233	$598	$466	$1,197

We contributed $0.7 million and $5.9 million to the Covia Pension Plans for the six months ended June 30, 2019 and 2018, respectively.  Contributions into the Covia Pension Plans for the year ended December 31, 2019 are expected to be $3.0 million.
16.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is a separate line within the Condensed Consolidated Statements of Equity that reports our cumulative income (loss) that has not been reported as part of net income (loss).  The components of accumulated other comprehensive loss attributable to Covia Holdings Corporation at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Gross	Tax Effect	Net Amount
	(in thousands)
Foreign currency translation adjustments	$(50,182)	$-	$(50,182)
Amounts related to employee benefit obligations	(47,479)	14,587	(32,892)
Unrealized gain (loss) on interest rate hedges	(22,355)	5,142	(17,213)
	$(120,016)	$19,729	$(100,287)

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2018
	Gross	Tax Effect	Net Amount
	(in thousands)
Foreign currency translation adjustments	$(53,389)	$-	$(53,389)
Amounts related to employee benefit obligations	(52,496)	14,574	(37,922)
Unrealized gain (loss) on interest rate hedges	(5,083)	1,169	(3,914)
	$(110,968)	$15,743	$(95,225)

The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
	Foreign	Amounts related	Unrealized
	currency	to employee	gain (loss)
	translation	benefit	on interest
	adjustments	obligations	rate hedges	Total
	(in thousands)
Beginning balance	$(53,389)	$(37,922)	$(3,914)	$(95,225)
Other comprehensive income
before reclassifications	3,207	2,917	(13,755)	(7,631)
Amounts reclassified from
accumulated other comprehensive loss	-	2,113	456	2,569
Ending balance	$(50,182)	$(32,892)	$(17,213)	$(100,287)

17.	Leases

Operating leases and finance leases are included in the Condensed Consolidated Balance Sheets as follows:

		June 30, 2019
	Classification	(in thousands)
Lease assets
Operating right-of-use assets, net	Assets	$396,680
Finance right-of-use assets, net	Property, plant, and equipment, net	11,556
Total lease assets		$408,236
Lease liabilities
Operating lease liabilities, current	Current liabilities	$67,720
Operating lease liabilities, non-current	Liabilities	296,678
Finance lease liabilities, current	Current portion of long-term debt	3,841
Finance lease liabilities, non-current	Long-term debt	3,942
Total lease liabilities		$372,181

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Operating lease rental expense for the three and six months ended June 30, 2018 was $18.1 million and $33.2 million.  Operating lease costs are recorded on a straight-line basis over the lease term.  Finance lease costs include amortization of the right-of-use assets and interest on lease liabilities. The components of lease costs, which were included in income (loss) from operations in our Condensed Consolidated Statements of Income (Loss), were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(in thousands)
Operating leases
Operating lease costs	$25,767	$52,959
Variable lease costs	655	806
Short-term lease costs	4,347	9,205
Total operating lease costs	$30,769	$62,970
Financing leases
Amortization of right-of-use asset	$644	$1,263
Interest on finance lease liabilities	73	110
Total finance lease costs	$717	$1,373

Maturities of lease liabilities as of June 30, 2019 are as follows:

	Operating	Finance	Total
	(in thousands)
2019	$86,666	$4,434	$91,100
2020	76,528	2,071	78,599
2021	64,989	948	65,937
2022	58,692	578	59,270
2023	44,834	212	45,046
2024 and Thereafter	104,643	-	104,643
Total lease payments	436,352	8,243	444,595
Less imputed lease interest	(71,954)	(460)	(72,414)
Total lease liabilities	$364,398	$7,783	$372,181

Minimum lease payments under ASC 840, as of December 31, 2018, are as follows:

(in thousands)
2019	$104,602
2020	81,365
2021	69,358
2022	59,044
2023	52,121
Thereafter	121,014
Total	$487,504

Additional information related to leases is presented as follows:

Six Months Ended June 30,
2019
Operating leases
Weighted average remaining lease term	6.4 years
Weighted average discount rate	5.8%
Financing leases
Weighted average remaining lease term	2.4 years
Weighted average discount rate	4.4%

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six Months Ended June 30,
2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$50,351
Operating cash flows from financing leases	178
Financing cash flows from finance leases	2,274
Total cash paid	$52,803

18.	Commitments and Contingent Liabilities

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

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of June 30, 2019, there were 63 active silica-related products liability lawsuits pending in which we are a defendant.  Although the outcomes of these lawsuits cannot be predicted with certainty, we do not believe that these matters are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

Included in other long-term liabilities at June 30, 2019 and December 31, 2018, is $4.5 million for a pre-acquisition contingent consideration arrangement in the form of earnout payments, related to the purchase of certain coating technology.  We entered into an amendment to the coating technology purchase agreement on June 1, 2018.  The earnout payments are based on a fixed percentage of sales of products that incorporate the coating technology for thirty years commencing on June 1, 2018.  The amendment eliminated the threshold payments of $195.0 million, which were previously required in order for us to retain 100% ownership of the technology.  It also provides for the non-exclusive right to license the technology at a negotiated rate.

Royalties

We have entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred.  Certain agreements require annual or quarterly payments based upon annual tons mined or the average selling price of tons sold.  Total royalty expense associated with these agreements was $3.1 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $5.6 million and $2.2 million for the six months ended June 30, 2019 and 2018, respectively.
19.	Transactions with Related Parties

We sell minerals to Sibelco and certain of its subsidiaries (“related parties”).  Sales to related parties amounted to $2.3 million and $1.1 million in the three months ended June 30, 2019 and 2018, respectively, and $4.5 million and $2.7 million in the six months ended June 30, 2019 and 2018, respectively.  At June 30, 2019 and December 31, 2018, we had accounts receivable from related parties of $2.1 million and $0.8 million, respectively.  These amounts are included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

We purchase minerals from certain related parties.  Purchases from related parties amounted to $2.0 million and $3.0 million in the three months ended June 30, 2019 and 2018, respectively, and $2.0 million and $5.2 million in the six months ended June 30, 2019

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and 2018, respectively.  At June 30, 2019 and December 31, 2018, we had accounts payable to related parties of $4.0 million and $0.5 million, respectively.  These amounts are included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.

Prior to the Merger, Sibelco provided certain services on behalf of Unimin, such as finance, treasury, legal, marketing, information technology, and other infrastructure support.  The cost for information technology was allocated to Unimin on a direct usage basis.  The costs for the remainder of the services were allocated to Unimin based on tons sold, revenues, gross margin, and other financial measures for Unimin compared to the same financial measures of Sibelco.  The financial information presented in these condensed consolidated financial statements may not reflect the combined financial position, operating results and cash flows of Unimin had it not been a consolidated subsidiary of Sibelco.  Actual costs that would have been incurred if Unimin had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.  Effective on the Merger Date, Sibelco no longer provides such services to us.  Prior to the Merger, during the two and five months ended May 31, 2018, Unimin incurred $2.4 million and $2.4 million, respectively, for management and administrative services from Sibelco.  These costs are reflected in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income (Loss).

Additionally, we are compensated for providing transitional services, such as accounting, human resources, information technology, mine planning, and geological services, to HPQ Co. and such compensation is recorded as a reduction of cost in selling, general, and administrative expenses.  Compensation for these transitional services was $0.01 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.1 million and $0.1 million in the six months ended June 30, 2019 and 2018, respectively.  Amounts are included in Selling, general, and administrative expenses on the Condensed Consolidated Statements of Income (Loss) and in Other receivables in the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018.

On June 1, 2018, we entered into an agreement with Sibelco whereby Sibelco provides sales and marketing support for certain products supporting the performance coatings and polymer solutions markets in North America and Mexico, for which we pay a 5% commission of revenue, and in the rest of the world, for which we pay a 10% commission of revenue.  Sibelco also assists with sales and marketing efforts for certain products in the ceramics and sanitary ware industries outside of North America and Mexico for which we pay a 5% commission of revenue.  In addition, we provide sales and marketing support to Sibelco for certain products used in ceramics in North America and Mexico for which we earn a 10% commission of revenue.  We recorded commission expense of $1.1 million and $0.4 million in the three months ended June 30, 2019 and 2018, respectively, and $2.1 million and $0.4 million in the six months ended June 30, 2019 and 2018, respectively.  These amounts are recorded in Selling, general and administration expenses.

Prior to the Merger Date, we had term loans outstanding with a wholly-owned subsidiary of Sibelco.  During the three and six months ended June 30, 2018, we incurred $1.2 million and $3.1 million, respectively, of interest expense for such term loans.  These costs are reflected in Interest expense, net in the accompanying Condensed Consolidated Statements of Income (Loss).  Upon closing of the Merger, these term loans were repaid with the proceeds of the Term Loan.
20.	Revenues

Revenues are primarily derived from contracts with customers with terms typically ranging from one to eight years in length and are measured by the amount of consideration we expect to receive in exchange for transferring our products.  Revenues are recognized as each performance obligation within the contract is satisfied; this occurs with the transfer of control of our product in accordance with delivery methods as defined in the underlying contract.  Performance obligations do not extend beyond one year.  Transfer of control to customers generally occurs when products leave our facilities or at other predetermined control transfer point.  We account for shipping and handling activities that occur after control of the related good transfers as a cost of fulfillment instead of a separate performance obligation.

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

We enter into certain supply agreements with customers that include provisions requiring payment at the inception of the supply agreement.  Deferred revenue is recorded when payment is received in advance of the performance obligation.  Changes in deferred

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

revenue were as follows:

Six Months Ended June 30,
2019
(in thousands)
Beginning balance	$10,826
Deferral of revenue	23,370
Recognition of unearned revenue	(9,784)
Ending balance	$24,412

At June 30, 2019 and December 31, 2018, respectively, deferred revenue balances of $18.4 million and $9.7 million were recorded as current liabilities.  At June 30, 2019 and December 31, 2018, respectively, deferred revenue balance of $6.1 million and $1.1 million were recorded in other non-current liabilities.

At June 30, 2019, we had one customer whose accounts receivable balance exceeded 10% of total accounts receivable.  This customer comprised approximately 15% of the accounts receivable balance at June 30, 2019.  At December 31, 2018, we had two customers whose accounts receivable balance exceeded 10% of total accounts receivable.  These two customers each comprised approximately 10% of our accounts receivable balance at December 31, 2018.

In the six months ended June 30, 2019 and 2018, one customer exceeded 10% of revenues.  This customer accounted for 11% and 13% of revenues in the six months ended June 30, 2019 and 2018, respectively.  This customer is part of our Energy segment.
21.	Segment Reporting

We organize our business into two reportable segments, Energy and Industrial.  Our Energy segment offers the oil and gas industry a comprehensive portfolio of raw frac sand, value-added-proppants, well-cementing additives, gravel-packing media and drilling mud additives that meet or exceed standards of the API.  Our products serve hydraulic fracturing operations in the U.S., Canada, Argentina, Mexico, China, and northern Europe.  The Industrial segment provides raw, value-added and custom-blended products to the glass, ceramics, metals, coatings, polymers, construction, foundry, filtration, sports and recreation and various other industries.

Prior to the second quarter of 2019, the Company’s chief operating decision maker (“CODM”) primarily evaluated an operating segment’s performance based on segment gross profit, which does not include any selling, general, and administrative costs or corporate costs.  Beginning with the second quarter of 2019, the CODM changed the method to evaluate the Company’s operating segments’ performance based on segment contribution margin.  Segment contribution margin excludes selling, general, and administrative costs, corporate costs, operating costs of idled facilities, and operating costs of excess railcar capacity.  This change was made to better measure the operating performance of the reportable segments and to monitor performance without these non-operational costs.

The reportable segments are consistent with how management views the markets served by us and the financial information reviewed by the CODM in deciding how to allocate resources and assess performance.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment information for all periods presented in the table below has been revised accordingly to reflect the new measure of profit and loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenues
Energy	$251,547	$326,746	$487,622	$534,207
Industrial	193,389	181,672	385,560	344,032
Total revenues	444,936	508,418	873,182	878,239

Segment contribution margin
Energy	40,912	103,390	62,931	168,885
Industrial	65,109	51,819	116,731	95,826
Total segment contribution margin	106,021	155,209	179,662	264,711

Operating costs of idled facilities and excess railcar capacity	7,054	2,102	14,009	2,102
Selling, general, and administrative	38,644	31,377	80,604	56,601
Depreciation, depletion, and amortization	59,204	36,744	117,299	63,875
Asset impairments	-	12,300	-	12,300
Restructuring and other charges	9,535	-	11,537	-
Other operating expense (income), net	1,670	1,150	(4,722)	1,663
Operating income (loss) from continuing operations	(10,086)	71,536	(39,065)	128,170
Interest expense, net	27,866	8,991	53,002	13,669
Other non-operating expense, net	1,571	38,923	3,758	44,223
Income (loss) from continuing operations before provision (benefit) for income taxes	$(39,523)	$23,622	$(95,825)	$70,278

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment.
22.	Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations.  Goodwill was $119.8 million and $131.7 million at June 30, 2019 and December 31, 2018, respectively, and is entirely attributable to the Industrial segment.  The activity in goodwill in the six months ended June 30, 2019 is as follows:

June 30, 2019
Industrial
(in thousands)
Beginning balance	$131,655
Assets held for sale	(11,833)
Goodwill	$119,822

We evaluate goodwill at the reporting unit level on an annual basis on October 31 and also on an interim basis when indicators of impairment exist.  Calera and the W&W Railroad included in assets and liabilities held for sale were determined to be businesses and, therefore, goodwill of $8.6 million and $3.2 million, respectively, was allocated to the assets held for sale at June 30, 2019.   There were no events or changes in circumstances that would more likely than not result in an impairment in the carrying value of goodwill at June 30, 2019.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Changes in the carrying amount of intangible assets are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Beginning balance	$188,418	$52,196
Less: Reclassification to operating right-of-use assets	(40,902)	-
Less: Reclassification to assets held for sale	(48,026)	-
Assets acquired	-	136,222
Ending balance	99,490	188,418
Accumulated amortization, beginning balance	(51,305)	(26,600)
Less: Reclassification to operating right-of-use assets accumulated amortization	5,115	-
Less: Reclassification to assets held for sale	29,862	-
Amortization for the period	(14,950)	(24,705)
Accumulated amortization, ending balance	(31,278)	(51,305)
Intangible assets, net	$68,212	$137,113

Intangible assets, net includes acquired supply agreements which are classified as held for sale at June 30, 2019, acquired stream mitigation rights, customer relationships, trade names and acquired technology.  Refer also to Note 2, which includes a discussion of the intangible assets acquired in the Merger, which are included in the balance of Intangibles, net at December 31, 2018.

Amortization expense is recognized in Depreciation, depletion and amortization expense in the Condensed Consolidated Statements of Income (Loss).  The intangible assets had a weighted average amortization period of seven years at June 30, 2019 and December 31, 2018.  Amortization expense was $6.6 million and $3.7 million for the three months ended June 30, 2019 and 2018, respectively, and $15.0 million and $4.4 million in the six months ended June 30, 2019 and 2018, respectively.

The estimated amortization expense related to intangible assets for the five succeeding years is as follows:

Amortization
(in thousands)
2019	$6,390
2020	12,779
2021	12,779
2022	12,779
2023	12,779
Thereafter	10,706
Total	$68,212

23.	Restructuring and Other Charges

In September 2018 and November 2018, we idled operations at facilities serving the Energy segment in response to reduced customer demand.  Our activities to idle those facilities have largely been completed at June 30, 2019, and all significant associated restructuring charges have been recorded.  We did not allocate restructuring charges to our Energy segment.

Additionally, in connection with the Merger, we initiated restructuring activities to achieve cost synergies from our combined operations.  We did not allocate these Merger-related restructuring charges to either of our business segments.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a summary of restructuring charges for the six months ended June 30, 2019.  There were no restructuring charges in the six months ended June 30, 2018.

	Merger-related	Idled facilities	Total
	(in thousands)
Restructuring charges
Severance and relocation costs	$1,921	$2,868	$4,789
Contract termination costs	-	1,293	1,293
Total restructuring charges	$1,921	$4,161	$6,082

The following table presents our restructuring reserve activity during 2019:

	Merger-related	Idled facilities	Total
	(in thousands)
Accrued restructuring charges
Balances at December 31, 2018	$15,578	$3,974	$19,552
Charges	1,921	4,161	6,082
Cash payments	(6,200)	(3,162)	(9,362)
Balances at June 30, 2019	$11,299	$4,973	$16,272

The current portion of our restructuring reserve is included in accrued expenses and long-term portion of our restructuring reserve is included in other non-current liabilities.

Restructuring and other charges on the Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2019 includes other charges related to executive severance and benefits of $5.5 million.  These other charges are included in Accrued expenses on the Consolidated Balance Sheet and are not included in the above tables.
24.	Subsequent Events

On July 3, 2019, we entered into an agreement with Mississippi Lime Company to sell Calera and, on July 25, 2019, we entered into an agreement with OmniTRAX, Inc. to sell the W&W Railroad.  The Calera transaction closed on August 1, 2019, and resulted in a net gain on sale.  The W&W Railroad transaction is anticipated to close in the third quarter of 2019.  See Note 7 for further details.

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

Certain statements in this Report are forward-looking statements within the meaning of the Act, and such statements are intended to qualify for the protection of the safe harbor provided by the Act.  All statements other than statements of historical fact included in this Report are forward-looking statements, and such statements are subject to risks and uncertainties.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  Forward-looking statements give our current expectations and projections as to future performance, occurrences and trends, including statements expressing optimism or pessimism about future results or events.  The words “anticipate,” “estimate,” “expect,” “objective,” “goal,” “project,” “intend,” “plan,” “believe,” “assume,” “will,” “should,” “may,” “can have,” “likely,” “target,” “forecast,” “guide,” “guidance,” “outlook,” “seek,” “strategy,” “future,” and similar words or expressions identify forward-looking statements.  Similarly, all statements we make relating to our strategies, plans, goals, objectives and targets as well as our estimates and projections of results, sales, earnings, costs, expenditures, cash flows, growth rates, initiatives, and the outcomes or impacts of pending or threatened litigation or regulatory actions are also forward-looking statements.

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

Forward-looking statements are and will be based upon our views and assumptions regarding future events and operating performance at the time the statements are made, and are applicable only as of the dates of such statements.  We believe the expectations expressed in the forward-looking statements we make are based on reasonable assumptions within the bounds of our knowledge.  However, forward-looking statements, by their nature, involve assumptions, risks, uncertainties and other factors, many of these factors are beyond our control, and any one or a combination of which could materially affect our business, financial condition, results of operations or liquidity.

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

Overview

We are a leading provider of diversified mineral-based and material solutions for the Industrial and Energy markets.  We produce a wide range of specialized silica sand, nepheline syenite, feldspar, calcium carbonate, clay, kaolin, lime, and lime products for use in the glass, ceramics, coatings, metals, foundry, polymers, construction, water filtration, sports and recreation, and oil and gas markets in North America and around the world.  We currently have 41 active mining facilities with over 45 million tons of annual mineral processing capacity and four active coating facilities with 1.6 million tons of annual coating capacity.  Our mining and coating facilities span North America and also include operations in China and Denmark.  Our U.S., Mexico, and Canada operations have many sites in close proximity to our customer base.

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

The Merger

As disclosed in Notes 1 and 2 of the unaudited condensed consolidated financial statements included in this Report, on June 1, 2018, Unimin completed the Merger, whereby Fairmount Santrol merged into a wholly-owned subsidiary of Unimin and ceased to exist as a separate corporate entity.  Immediately following the consummation of the Merger, Unimin changed its name to Covia Holdings Corporation and began operating under that name.  The common stock of Fairmount Santrol was delisted from the NYSE prior to the market opening on June 1, 2018, and Covia commenced trading under the ticker symbol “CVIA” on that date.  Upon the consummation of the Merger, the former stockholders of Fairmount Santrol (including holders of certain Fairmount Santrol equity awards) received, in the aggregate, $170 million in cash consideration and approximately 35% of the common stock of Covia.  Approximately 65% of the outstanding shares of Covia common stock was owned by Sibelco as of December 31, 2018.

In connection with the Merger, we redeemed approximately 18.5 million shares of Unimin common stock from Sibelco in exchange for an amount in cash equal to approximately (i) $660 million plus interest accruing at 5.0% per annum for the period from September 30, 2017 through June 1, 2018 less (ii) $170 million in cash paid to Fairmount Santrol stockholders.

In connection with the Merger, we also completed a debt refinancing transaction, with Barclays Bank PLC as administrative agent, by entering into a $1.65 billion Term Loan and a $200 million Revolver.  The proceeds of the Term Loan were used to repay the indebtedness of Unimin and Fairmount Santrol and to pay the cash portion of the Merger consideration and expenses related to the Merger.  The Revolver was amended in March 2019.  See Note 8 for further detail.

As a condition to the Merger, Unimin contributed certain of its assets comprising its Electronics segment, which served the global high purity quartz market, including $31.0 million of cash, to HPQ Co., a newly-formed wholly-owned subsidiary of Unimin, in exchange for all of the stock of HPQ Co. and the assumption by HPQ Co. of certain liabilities.  Unimin distributed all of the stock of HPQ Co. to Sibelco in exchange for 0.17 million shares (or 15.1 million shares subsequent to the stock split) of Unimin common stock held by Sibelco.

Costs and expenses incurred related to the Merger are recorded in Other non-operating expense, net in the accompanying Consolidated Statements of Income (Loss) and include legal, accounting, valuation and financial advisory services, integration and other costs totaling $0.2 million and $38.9 million in the three months ended June 30, 2019 and 2018, respectively, and $0.9 million and $44.2 million in the six months ended June 30, 2019 and 2018, respectively.

Unimin was determined to be the acquirer in the Merger for accounting purposes, and the historical financial statements and certain historical amounts included in the notes to our consolidated financial statements relate to Unimin.  The Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2019 includes the results of Fairmount Santrol.  The Condensed Consolidated Statements of Income (Loss) for the six months ended June 30, 2018 only includes the results of Fairmount Santrol from June 2018.  The Condensed Consolidated Balance Sheet at December 31, 2018 and forward reflect the results of Covia.  The presentation of information for periods prior to the Merger Date are not fully comparable to the presentation of information for periods presented after the Merger Date because the results of operations for Fairmount Santrol are not included in such information prior to the Merger Date.

Discontinued Operations

As previously disclosed in this Report, on May 31, 2018, prior to, and as a condition to the closing of the Merger, Unimin contributed certain of its assets comprising its Electronics segment in exchange for all of the stock of HPQ Co. and the assumption by HPQ Co. of certain liabilities.  Unimin distributed 100% of the stock of HPQ Co. to Sibelco in exchange for 0.17 million shares (or 15.1 million shares subsequent to the stock split) of Unimin common stock held by Sibelco.  HPQ Co. is presented as discontinued operations in the unaudited condensed consolidated financial statements.

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

Recent Trends and Outlook

Energy proppant trends

Demand for proppant is significantly influenced by the level of well completions by exploration and production (“E&P”) and oil field services (“OFS”) companies, which depends largely on the current and anticipated profitability of developing oil and natural gas reserves.  Completions declined in the second half of 2018 as a result of operator budgetary constraints and lower oil prices.  Completions activity in the first half of 2019 remained relatively consistent with the second half of 2018.  West Texas Intermediate (“WTI”) crude oil prices averaged nearly $65 per barrel in 2018, but fell to approximately $45 per barrel at the end of 2018.  As of late July 2019, WTI prices were approximately $56 per barrel and proppant demand has rebounded from the lower levels of late 2018.

Proppant supply grew throughout 2018 and in early 2019, particularly as a result of the opening of new “local” plants in the Permian, Eagle Ford, and Mid-Con basins.  The quality of local proppant supply differs from Northern White Sand in that local proppant generally possesses lower crush strength and less sphericity. Local proppant products appear, however, to be fit for purpose in certain well applications, and given their lower costs, demand for local proppant products has strengthened considerably.  Most local plants were developed to supply local basins in which they are located and lack the logistical infrastructure to economically ship product to other basins. We commissioned new local facilities in Crane and Kermit, Texas in the Permian basin in the third quarter 2018, each with three million tons of annual production capacity, and a new local facility in Seiling, Oklahoma in the Mid-Con basin in the fourth quarter 2018 with two million tons of annual production capacity.

As a result of these new sources of supply and sequentially slower proppant demand, supply for proppants exceeded demand in the second half of 2018 and first half of 2019, resulting in significantly lower proppant pricing and some facilities idling or reducing production.  We expect this supply imbalance to continue through the second half of 2019.

In response to changing market demands, we idled operations at mines in Shakopee, Minnesota; Brewer, Missouri; Voca, Texas; Maiden Rock, Wisconsin; and Wexford, Michigan and at our resin coating facilities in Cutler, Missouri; Guion, Arkansas; and Roff, Oklahoma. Additionally, we reduced production capacity at certain of our Northern White sand plants.  In total, we have reduced our Energy segment annual production capacity by nearly 9.0 million tons through these capacity reduction measures, allowing us to lower fixed plant costs and consolidate volumes into lower cost operations.

Industrial end market trends

Our Industrial segment’s products are sold to customers in the glass, construction, ceramics, metals, foundry, coatings, polymers, sports and recreation, filtration and various other industries.  The sales in our Industrial segment correlate strongly with overall economic activity levels as reflected in the gross domestic product, unemployment levels, vehicle production and growth in the housing market.  Overall sales within our Industrial segment remains solid with certain sectors, including containerized glass in Mexico, providing above-average growth due to consumer, regulatory and/or manufacturing trends, while our ceramics end markets are expected to contract, due in part from increased import competition.  Overall, we expect Industrial markets to grow at rates similar to U.S. gross domestic product (“GDP”) growth.

Key Metrics Used to Evaluate Our Business

Our management uses a variety of financial and operational metrics to analyze our performance across our Energy and Industrial segments.  We determine our reportable segments based on the primary industries we serve, our management structure and the financial information reviewed by our chief operating decision maker in deciding how to allocate resources and assess performance.  We evaluate the performance of our segments based on their volumes sold, average selling price, and segment contribution margin and associated per ton metrics.  We evaluate the performance of our business based on company-wide operating cash flows, earnings before interest, taxes, depreciation and amortization (“EBITDA”), costs incurred that are considered non-operating, and Adjusted EBITDA.  Segment contribution margin, EBITDA, and Adjusted EBITDA are defined in the Non-GAAP Financial Measures section below.  We view these metrics as important factors in evaluating profitability and review these measurements frequently to analyze trends and make decisions.

Segment Gross Profit

Segment gross profit is defined as segment revenue less segment cost of sales, excluding depreciation, depletion and amortization expenses, selling, general, and administrative costs, and corporate costs.

Non-GAAP Financial Measures

Segment contribution margin, EBITDA, Adjusted EBITDA are supplemental non-GAAP financial measures used by management and certain external users of our financial statements in evaluating our operating performance.

Segment contribution margin is a key metric we use to evaluate our operating performance and to determine resource allocation between segments.  We define segment contribution margin as segment revenue less segment cost of sales, excluding any depreciation, depletion and amortization expenses, selling, general, and administrative costs, and operating costs of idled facilities and excess railcar capacity.  Segment contribution margin is a key metric we use to evaluate our operating performance and to determine resource allocation between segments.  Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative or superior to measures derived in accordance with GAAP.  Refer to Note 21 for further detail, including a reconciliation of operating income (loss) from continuing operations, the most directly comparable GAAP financial measure, to segment contribution margin.

We define EBITDA as net income before interest expense, income tax expense (benefit), depreciation, depletion and amortization.  Adjusted EBITDA is defined as EBITDA before non-cash stock-based compensation and certain other income or expenses, including restructuring and other charges, impairments, and Merger-related expenses.  Beginning in the first quarter of 2019, we also include operating lease expense of intangible assets in our calculation of Adjusted EBITDA as a result of the adoption of Topic 842.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Reconciliation of EBITDA and Adjusted EBITDA

Net income (loss) from continuing operations attributable to Covia	$(34,394)	$17,062	$(86,639)	$53,848
Interest expense, net	27,866	8,991	53,002	13,669
Provision (benefit) for income taxes	(5,136)	6,454	(9,190)	16,324
Depreciation, depletion, and amortization expense	59,204	36,744	117,299	63,875
EBITDA	47,540	69,251	74,472	147,716

Non-cash stock compensation expense(1)	3,316	793	6,082	793
Asset impairments(2)	-	12,300	-	12,300
Restructuring and other charges(3)	12,124	-	14,126	-
Costs and expenses related to the Merger and integration(4)	245	38,923	896	44,223
Non-cash charges relating to operating leases(5)	2,100	-	4,200	-
Adjusted EBITDA	$65,325	$121,267	$99,776	$205,032
_____________

(1) Represents the non-cash expense for stock-based awards issued to our employees and outside directors.  Stock compensation expense related to the accelerated awards as a result of the Merger is included in Costs and expenses related to the Merger and integration for the 2018 periods presented.  Stock compensation expenses are reported in Selling, general and administrative expenses.

(2) Represents expenses from a terminated project in 2018 as a result of post-Merger synergies and capital optimization efforts.

(3) Represents expenses associated with restructuring activities as a result of the Merger and idled facilities, other charges related to executive severance and benefits, as well as restructuring-related SG&A expenses.

(4) Costs and expenses related to the Merger include legal, accounting, financial advisory services, severance, debt extinguishment, integration and other expenses.

(5) Represents amount of operating lease expense incurred for the three and six months ended June 30, 2019 related to intangible assets that were reclassified to Operating right-of-use assets, net on the Condensed Consolidated Balance Sheets, as a result of the adoption of Topic 842.  The expense, previously recognized as non-cash amortization expense, is now recognized in Cost of goods sold (excluding depreciation, depletion, and amortization shown separately) on the Condensed Consolidated Statement of Income (Loss).

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Operating Data
Energy
Tons sold	4,582	4,274	9,014	7,250
Revenues	$251,547	$326,746	$487,622	$534,207
Segment gross profit	$33,858	$101,288	$48,922	$166,783
Industrial
Tons sold	3,596	3,346	7,161	6,317
Revenues	$193,389	$181,672	$385,560	$344,032
Segment gross profit	$65,109	$51,819	$116,731	$95,826

Financial results for the two and five months ended May 31, 2018 only include legacy Unimin.  Our financial results, and the table above, exclude HPQ Co. (legacy Unimin’s Electronics segment), which was distributed to Sibelco at the close of the Merger and is reported as discontinued operations in our condensed consolidated financial statements for 2018.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues

Revenues were $444.9 million for the three months ended June 30, 2019 compared to revenues of $508.4 million for the three months ended June 30, 2018, a decrease of $63.5 million, or 12%.  With the inclusion of legacy Fairmount Santrol revenues for the two months ended May 31, 2018 of $203.9 million, total revenues for the three months ended June 30, 2018 were $712.3 million.  Total revenues for the three months ended June 30, 2019 decreased $267.4 million, or 38%, from the three months ended June 30, 2018, including legacy Fairmount Santrol revenues for the two months ended May 31, 2018.  Volumes were 8.2 million tons for the three months ended June 30, 2019 compared to volumes of 7.6 million tons for the three months ended June 30, 2018, an increase of 0.6 million, or 8%.  With the inclusion of legacy Fairmount Santrol volumes for the two months ended May 31, 2018 of 2.5 million tons, total volumes for the three months ended June 30, 2018 were 10.1 million tons.  Total volumes for the three months ended June 30, 2019 decreased 1.9 million tons, or 19%, from the three months ended June 30, 2018, including legacy Fairmount Santrol volumes for the two months ended May 31, 2018.  Our revenues decreased largely due to pricing and volumes declines in the Energy business.

Revenues in the Energy segment were $251.5 million for the three months ended June 30, 2019 compared to $326.7 million for the three months ended June 30, 2018, a decrease of $75.2 million, or 23%.  With the inclusion of legacy Fairmount Santrol Energy revenues for the two months ended May 31, 2018 of $179.3 million, total Energy revenues were $506.0 million.  Total Energy revenues for the three months ended June 30, 2019 decreased $254.5 million, or 50%, from the three months ended June 30, 2018, including legacy Fairmount Santrol revenues for the two months ended May 31, 2018.  Energy revenues decreased primarily due to continued pricing and volume declines coupled with unfavorable product mix toward local sand sales and sales at the mine, each of which carry lower average selling prices.  Volumes sold into the Energy segment were 4.6 million tons in the three months ended June 30, 2019, compared to 4.3 million tons in the three months ended June 30, 2018, an increase of 0.3 million, or 7%.  With the inclusion of legacy Fairmount Santrol Energy volumes for the two months ended May 31, 2018 of 2.0 million tons, total Energy volumes for the three months ended June 30, 2018 were 6.3 million tons.  Total Energy volumes for the three months ended June 30, 2019 decreased 1.7 million tons, or 27%, from the three months ended June 30, 2018, including legacy Fairmount Santrol volumes for the two months ended May 31, 2018.  On a sequential basis, which is a more comparable period for Energy, revenues in the Energy segment for the three months ended June 30, 2019 increased $15.4 million, or 7%, compared to $236.1 million in the three months ended March 31, 2019.  This sequential change was primarily driven by increases in volume in Northern White and local sands, as well as increases in Northern White sand pricing. Volumes in the Energy segment for the three months ended June 30, 2019 increased 0.2 million tons, or 5%, compared to 4.4 million tons in the three months ended March 31, 2019.  Energy volumes increased sequentially across both raw sand and value-added product lines.

Revenues in the Industrial segment were $193.4 million for the three months ended June 30, 2019 compared to $181.7 million for the three months ended June 30, 2018, an increase of $11.7 million, or 6%.  With the inclusion of legacy Fairmount Santrol Industrial revenues for the two months ended May 31, 2018 of $24.6 million, total Industrial revenues for the three months ended June 30, 2018 were $206.3 million.  Total Industrial revenues for the three months ended June 30, 2019 decreased $12.9 million, or 6%, from the three months ended June 30, 2018, including legacy Fairmount Santrol revenues for the two months ended May 31, 2018.  Volumes sold into the Industrial segment were 3.6 million tons in the three months ended June 30, 2019, compared to 3.3 million tons for the three months ended June 30, 2018, an increase of 0.3 million tons, or 9%.  With the inclusion of legacy Fairmount Santrol Industrial volumes for the two months ended May 31, 2018 of 0.5 million tons, total Industrial volumes for the three months ended June 30, 2018 were 3.8 million tons.  Total Industrial volumes for the three months ended June 30, 2019 decreased 0.2 million tons, or 5%, from the three months ended June 30, 2018, including legacy Fairmount Santrol volumes for the two months ended May 31, 2018.  Volume decreases were primarily attributed to weather-related declines in the building and construction end-markets.

Segment Gross Profit and Segment Contribution Margin

Segment gross profit was $99.0 million for the three months ended June 30, 2019 compared to segment gross profit of $153.1 million for the three months ended June 30, 2018, a decrease of $54.1 million, or 35%.  With the inclusion of legacy Fairmount Santrol segment gross profit for the two months ended May 31, 2018 of $70.9 million, total segment gross profit for the three months ended June 30, 2018 was $224.0 million.  Total segment gross profit for the three months ended June 30, 2019 decreased $125.0 million, or 56%, from the three months ended June 30, 2018, including legacy Fairmount Santrol segment gross profit for the two months ended

May 31, 2018.  The segment gross profit decrease was primarily due to lower volumes as a result of the proppant market downturn coupled with downward pricing pressure, related reduction in profitability, and higher railcar maintenance costs, partially offset by reductions in terminal operating costs.  Hybrid facilities, which produce for both the Industrial and Energy segments, were negatively impacted by lower utilization as a result of the proppant markets which resulted in higher costs.  Additionally, for the three months ended June 30, 2019 gross profit was negatively impacted by $2.1 million in costs associated with operating lease expense related to the adoption of Topic 842.

Segment contribution margin was $106.0 million in the three months ended June 30, 2019 and further excludes $1.1 million of operating costs of idled facilities and $6.0 million of excess railcar capacity costs.  Segment contribution margin was $155.2 million in the three months ended June 30, 2018 and excludes $0.1 million and $2.0 million of operating costs of idled facilities and excess railcar capacity costs, respectively.  These excluded costs are entirely attributable to the Energy segment.

Energy segment gross profit was $33.9 million for the three months ended June 30, 2019 compared to $101.3 million for the three months ended June 30, 2018, a decrease of $67.4 million, or 67%.  With the inclusion of legacy Fairmount Santrol Energy segment gross profit for the two months ended May 31, 2018 of $60.6 million, total Energy segment gross profit was $161.9 million.  Total Energy segment gross profit for the three months ended June 30, 2019 decreased $128.0 million, or 79%, from the three months ended June 30, 2018, including legacy Fairmount Santrol gross profit for the two months ended May 31, 2018.  For the three months ended June 30, 2019, the Energy segment gross profit included $2.1 million of operating lease expense related to the adoption of Topic 842.  The remaining Energy segment gross profit decrease was primarily due to lower volumes, downward pricing pressure and related reduction in profitability, as a result of the proppant market softness.  On a sequential basis, Energy segment gross profit for the three months ended June 30, 2019 increased $18.8 million compared to $15.1 million in the three months ended March 31, 2019.  This sequential change was primarily driven by increases in volumes of Northern White and local sands, as well as Northern White sand pricing increases.

Industrial segment gross profit was $65.1 million for the three months ended June 30, 2019 compared to $51.8 million for the three months ended June 30, 2018, an increase of $13.3 million, or 26%.  With the inclusion of legacy Fairmount Santrol Industrial segment gross profit for the two months ended May 31, 2018 of $10.3 million, total Industrial segment gross profit was $62.1 million.  Total Industrial segment gross profit increased $3.0 million, or 5%, from the three months ended June 30, 2018, including legacy Fairmount Santrol gross profit for the two months ended May 31, 2018.  The increase in Industrial segment gross profit were primarily due to reductions in manufacturing costs as a result of cost reduction initiatives as well as the effect of pricing increases instituted at the beginning of 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $7.2 million, or 23%, to $38.6 million for the three months ended June 30, 2019 compared to $31.4 million for the three months ended June 30, 2018.  With the inclusion of legacy Fairmount Santrol SG&A for the two months ended May 31, 2018 of $20.1 million, total SG&A was $51.5 million.  Total SG&A decreased $12.9 million, or 25%, from the three months ended June 30, 2018, including legacy Fairmount Santrol SG&A for the two months ended May 31, 2018.  SG&A for the three months ended June 30, 2019 included $3.3 million of stock compensation expense.  SG&A in the three months ended June 30, 2018 included $0.8 million of stock compensation expense incurred post-Merger in the month of June 2018.  The decrease is primarily due to expense reduction initiatives, headcount rationalization, and synergy realization.  Additionally, we experienced favorable healthcare claims activity, which resulted in reduced healthcare costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) increased $22.5 million, or 61%, to $59.2 million for the three months ended June 30, 2019 compared to $36.7 million in the three months ended June 30, 2018.  The increase compared to the comparable period was due to the inclusion of mineral reserves depletion for production facilities acquired in connection with the Merger.

Asset Impairments

We did not incur asset impairments in the three months ended June 30, 2019, however, we incurred asset impairments of $12.3 million in the three months ended June 30, 2018 for a facility expansion that was terminated as a result of the Merger.  We impaired the cost of assets that could not be used or transferred to other facilities.

Restructuring and Other Charges

We incurred restructuring and other charges of $9.5 million in the three months ended June 30, 2019, primarily related to separation and relocation costs as a result of the Merger and minimum quantity penalties incurred in connection with reduced production at idled facilities.  Included in the three months ended June 30, 2019 is $5.5 million of other charges related to executive severance and benefits.  There were no restructuring charges in the three months ended June 30, 2018.

Other Operating Expense (Income), net

Other operating expense (income), net increased $0.5 million to $1.7 million for the three months ended June 30, 2019 compared to $1.2 million for the three months ended June 30, 2018.  Other operating expense (income), net for the three months ended June 30, 2019 included $1.9 million in loss on disposal of fixed assets, offset by $0.2 million in income related to an easement granted for consideration on one of our Virginia properties.

Operating Income (Loss) from Continuing Operations

Operating income (loss) from continuing operations decreased approximately $81.6 million to a loss of $10.1 million for the three months ended June 30, 2019 compared to income of $71.5 million for the three months ended June 30, 2018.  The change in operating income from continuing operations for the three months ended June 30, 2019 was largely due to the lower profitability in the Energy segment and restructuring and other charges of $9.5 million.

Interest Expense, net

Interest expense increased $18.9 million to $27.9 million for the three months ended June 30, 2019 compared to $9.0 million for the three months ended June 30, 2018.  The increase in interest expense is primarily due to the interest on our Term Loan, which was incurred for the entirety of the second quarter of 2019, but only for the month of June in the second quarter of 2018.  The Term Loan was used to finance the Merger.

Other Non-Operating Expense, net

Other non-operating expense, net decreased $37.3 million to $1.6 million in the three months ended June 30, 2019 compared to $38.9 million in the three months ended June 30, 2018.  The decrease is due to lower legal, accounting, and other expenses incurred in connection with the Merger, partially offset by the acceleration of previously deferred pension-related expenses due to settlement accounting application in the second quarter of 2019 as distributions exceeded the current period service and interest cost recognized.

Provision (Benefit) for Income Taxes

The provision for income taxes decreased $11.6 million to a benefit of $5.1 million for the three months ended June 30, 2019 compared to expense of $6.5 million for the three months ended June 30, 2018.  Income before income taxes decreased $63.1 million to a loss of $39.5 million for the three months ended June 30, 2019 compared to income of $23.6 million for the three months ended June 30, 2018.  The decrease in tax expense was primarily related to the decrease in income before taxes, offset by a valuation allowance set up for interest expense disallowed under IRC Section 163(j).  The effective tax rate was 13.0% and 27.3% for the three months ended June 30, 2019 and 2018, respectively.  The decrease in the effective tax rate is primarily attributable to a valuation allowance set up for interest expense disallowed under IRC Section 163(j) offset by the benefit from depletion. The effective rate differs from the U.S. federal statutory rate primarily due to depletion, the impact of foreign taxes, tax provisions requiring U.S. income inclusion of foreign income, and a valuation allowance set up for interest expense disallowed under IRC Section 163(j).

The provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate.  If our estimated effective tax rate changes, we make a cumulative adjustment.

Net Income (Loss) Attributable to Covia

Net income attributable to Covia decreased $55.3 million to a loss of $34.4 million for the three months ended June 30, 2019 compared to income of $20.9 million for the three months ended June 30, 2018, which includes $3.8 million from discontinued

operations.  The remaining change in net income attributable to Covia is primarily due to decreases in revenues and gross profit and increases in SG&A, DD&A, and restructuring and other charges discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $56.0 million to $65.3 million for the three months ended June 30, 2019 compared to $121.3 million for the three months ended June 30, 2018.  Adjusted EBITDA for the three months ended June 30, 2019 excludes the impact of $3.3 million of non-cash stock compensation expense, $12.1 million in restructuring and other charges and restructuring-related charges, $0.2 million in Merger-related and integration expenses and $2.1 million in costs associated with operating lease expense related to the adoption of Topic 842.  The change in Adjusted EBITDA is largely due to the revenues, gross profit, and SG&A factors discussed above.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues

Revenues were $873.2 million for the six months ended June 30, 2019 compared to revenues of $878.2 million for the six months ended June 30, 2018, a decrease of $5.0 million, or 1%.  With the inclusion of legacy Fairmount Santrol revenues for the six months ended June 30, 2018 of $477.3 million, total revenues for the six months ended June 30, 2018 were $1,355.5 million.  Total revenues for the six months ended June 30, 2019 decreased $482.3 million, or 36%, from the six months ended June 30, 2018, including legacy Fairmount Santrol revenues for the five months ended May 31, 2018.  Volumes were 16.2 million tons for the six months ended June 30, 2019 compared to total volumes of 13.6 million tons for the six months ended June 30, 2018, an increase of 2.6 million tons, or 19%.  With the inclusion of legacy Fairmount Santrol volumes for the five months ended May 31, 2018 of 5.6 million tons, total volumes for the six months ended June 30, 2018 were 19.2 million tons.  Total volumes for the six months ended June 30, 2019 decreased 3.0 million tons, or 16%, from the six months ended June 30, 2018, including legacy Fairmount Santrol volumes for the five months ended May 31, 2018.  Our revenues decreased largely due to pricing and volumes declines in the Energy business.

Revenues in the Energy segment were $487.6 million for the six months ended June 30, 2019 compared to $534.2 million for the six months ended June 30, 2018.  With the inclusion of legacy Fairmount Santrol Energy revenues for the five months ended May 31, 2018 of $421.5 million, total Energy revenues were $955.7 million.  Total Energy revenues for the six months ended June 30, 2019 decreased $468.1 million, or 49%, from the six months ended June 30, 2018, including legacy Fairmount Santrol revenues for the five months ended May 31, 2018.  Energy revenues decreased primarily due to pricing declines coupled with unfavorable product mix toward local sand sales and sales at the mine, each of which carry lower average selling prices.  Volumes sold into the Energy segment were 9.0 million tons in the six months ended June 30, 2019 compared to 7.3 million tons in the six months ended June 30, 2018, an increase of 1.7 million tons, or 23%.  With the inclusion of legacy Fairmount Santrol Energy volumes for the five months ended May 31, 2018 of 4.6 million tons, total Energy volumes for the six months ended June 30, 2018 were 11.9 million tons.  Total volumes for the six months ended June 30, 2019 decreased 2.9 million tons, or 24%, from the six months ended June 30, 2018, including legacy Fairmount Santrol volumes for the five months ended May 31, 2018.  Revenues declines in the Energy segment were driven by lower volumes, a greater mix of local sand sales, and overall lower proppant pricing.

Revenues in the Industrial segment were $385.6 million for the six months ended June 30, 2019 compared to $344.0 million for the six months ended June 30, 2018, an increase of $41.6 million, or 12%.  With the inclusion of legacy Fairmount Santrol Industrial revenues for the five months ended May 31, 2018 of $55.8 million, total Industrial revenues for the six months ended June 30, 2018 were $399.8 million.  Total Industrial revenues for the six months ended June 30, 2019 decreased $14.2 million, or 4%, from the six months ended June 30, 2018, including legacy Fairmount Santrol revenues for the five months ended May 31, 2018.  Volumes sold into the Industrial segment were 7.2 million tons in the six months ended June 30, 2019, compared to 6.3 million tons for the six months ended June 30, 2018, an increase of 0.9 million tons, or 14%.  With the inclusion of legacy Fairmount Santrol Industrial volumes for the five months ended May 31, 2018 of 1.0 million tons, total Industrial volumes for the six months ended June 30, 2018 were 7.3 million tons, a slight decrease of 0.1 million tons, or 1%.  Total Industrial revenue decreases are primarily attributable to lower transportation-related revenues.  Revenues also decreased due to lower volumes in the ceramics markets, as well as weather-related declines in the building and construction end-markets.

Segment Gross Profit and Segment Contribution Margin

Segment gross profit was $165.6 million for the six months ended June 30, 2019 compared to segment gross profit of $262.6 million for the six months ended June 30, 2018, a decrease of $97.0 million, or 37%.  With the inclusion of legacy Fairmount Santrol segment gross profit for the five months ended May 31, 2018 of $158.1 million, total segment gross profit for the six months ended June 30,

2018 was $420.7 million.  Total segment gross profit for the six months ended June 30, 2019 decreased $255.1 million, or 61%, from the six months ended June 30, 2018, including legacy Fairmount Santrol gross profit for the five months ended May 31, 2018.  The segment gross profit decrease was primarily due to lower volumes as a result of the proppant market downturn coupled with downward pricing pressure, related reduction in profitability, and higher railcar maintenance costs, partially offset by reductions in terminal operating costs.  Hybrid facilities, which produce for both the Industrial and Energy segments, were negatively impacted by lower utilization as a result of the proppant markets which resulted in higher costs.  Additionally, for the six months ended June 30, 2019 gross profit was negatively impacted by $4.2 million in costs associated with operating lease expense related to the adoption of Topic 842.

Segment contribution margin was $179.7 million in the six months ended June 30, 2019 and further excludes $2.0 million of operating costs of idled facilities and $12.0 million of excess railcar capacity costs.  Segment contribution margin was $264.7 million in the six months ended June 30, 2018 and further excludes $0.1 million of operating costs of idled facilities and $2.0 million of excess railcar capacity costs.  These excluded costs are entirely attributable to the Energy segment.

Energy segment gross profit was $48.9 million for the six months ended June 30, 2019 compared to $166.8 million for the six months ended June 30, 2018, a decrease of $117.9 million, or 71%.  With the inclusion of legacy Fairmount Santrol Energy segment gross profit for the five months ended May 31, 2018 of $136.7 million, total Energy segment gross profit was $303.5 million.  Total Energy segment gross profit for the six months ended June 30, 2019 decreased $254.6 million, or 84%, from the six months ended June 30, 2018, including legacy Fairmount Santrol gross profit for the five months ended May 31, 2018.  For the six months ended June 30, 2019, the Energy segment gross profit included $4.2 million of operating lease expense related to the adoption of Topic 842, $0.4 million of expense related to the write-up of legacy Fairmount Santrol’s inventories to fair value as a result of the Merger under GAAP and $2.1 million in losses at our Voca facilities, which were fully idled in the first quarter.  The remaining Energy segment gross profit decrease was primarily due lower volumes, downward pricing pressure and related reduction in profitability as a result of the proppant market softness, driven by lower Northern White sand and local sand pricing, as well as higher unit production costs due to lower Northern white sand volumes.

Industrial segment gross profit was $116.7 million for the six months ended June 30, 2019 compared to $95.8 million for the six months ended June 30, 2018, an increase of $20.9 million, or 22%.  With the inclusion of legacy Fairmount Santrol Industrial segment gross profit for the five months ended May 31, 2018 of $21.4 million, total Industrial segment gross profit was $117.2 million and flat year over year.  For the six months ended June 30, 2019, the Industrial segment gross profit included $0.6 million of expense related to the write-up of legacy Fairmount Santrol’s inventories to fair value as a result of the Merger under GAAP.

Selling, General and Administrative Expenses

SG&A increased $24.0 million, or 42%, to $80.6 million for the six months ended June 30, 2019 compared to $56.6 million for the six months ended June 30, 2018.  SG&A for the six months ended June 30, 2019 includes stock compensation expense of $6.1 million.  With the inclusion of legacy Fairmount Santrol SG&A for the five months ended May 31, 2018 of $44.2 million, total SG&A was $100.8 million.  Total SG&A decreased $20.2 million, or 20%, from the six months ended June 30, 2018, including legacy Fairmount Santrol SG&A for the five months ended May 31, 2018.  SG&A for the six months ended June 30, 2018 included $0.8 million of stock compensation expense incurred post-Merger in the month of June 2018.  The remainder of the decrease is primarily due to expense reduction initiatives, headcount rationalization, and synergy realization.  Additionally, we experienced favorable healthcare claims activity, which resulted in reduced healthcare costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $53.4 million to $117.3 million for the six months ended June 30, 2019, compared to $63.9 million in the six months ended June 30, 2018.  The increase compared to the prior year comparable period was due to the inclusion of mineral reserves depletion for production facilities acquired in connection with the Merger.

Asset Impairments

We did not incur asset impairments in the six months ended June 30, 2019, however, we incurred asset impairments of $12.3 million in the six months ended June 30, 2018 for a facility expansion that was terminated as a result of the Merger.  We impaired the cost of assets that could not be used or transferred to other facilities.

Restructuring and Other Charges

We incurred restructuring and other charges of $11.5 million in the six months ended June 30, 2019, primarily related to separation costs and relocation costs as a result of the Merger and minimum quantity penalties incurred in connection with reduction production at idled facilities.  Included in the six months ended June 30, 2019 is $5.5 million of other charges related to executive severance and benefits.  There were no restructuring charges in the six months ended June 30, 2018.

Other Operating Expense (Income), net

Other operating expense (income), net decreased $6.4 million to income of $4.7 million for the six months ended June 30, 2019 compared to expense of $1.7 million in the six months ended June 30, 2018.  Other operating expense (income), net for the six months ended June 30, 2019 included the income related to realization of customary take-or-pay provisions of certain customer supply agreements.  Additionally, for the six months ended June 30, 2019, we recorded $1.9 million on loss on disposal of fixed assets and recognized income related to easements granted for consideration on certain of our properties in Mexico and Virginia.

Operating Income (Loss) from Continuing Operations

Operating income (loss) from continuing operations decreased $167.3 million to a loss of $39.1 million for the six months ended June 30, 2019 compared to income of income of $128.2 million for the six months ended June 30, 2018.  The change in operating income from continuing operations for the six months ended June 30, 2019 was largely due to the lower profitability in the Energy segment and restructuring and other charges of $11.5 million, offset by other operating income as noted above.

Interest Expense, net

Interest expense increased $39.3 million, or 287%, to $53.0 million for the six months ended June 30, 2019 compared to $13.7 million for the six months ended June 30, 2018.  The increase in expense is primarily due to the interest on our Term Loan, which was incurred for the entirety of 2019, but only for the month of June in the second quarter of 2018.  The Term Loan was used to finance the Merger.

Other Non-Operating Expense, net

Other non-operating expense, net decreased $40.4 million to $3.8 million in the six months ended June 30, 2019 compared to $44.2 million in the six months ended June 30, 2018.  The decrease is due to lower legal, accounting, and other expenses incurred in connection with the Merger, partially offset by the acceleration of previously deferred pension-related expenses due to settlement accounting application in the first half of 2019 as distributions exceed the current period service and interest cost recognized.

Provision (Benefit) for Income Taxes

The provision for income taxes decreased $25.5 million to a benefit of $9.2 million for the six months ended June 30, 2019 compared to expense of $16.3 million for the six months ended June 30, 2018.  Income before income taxes decreased $166.1 million to a loss of $95.8 million for the six months ended June 30, 2019 compared to income of $70.3 million for the six months ended June 30, 2018.  The decrease in tax expense was primarily related to the decrease in income before taxes, offset by a valuation allowance set up for interest expense disallowed under IRC Section 163(j).  The effective tax rate was 9.6% and 23.2% for the six months ended June 30, 2019 and 2018, respectively.  The decrease in the effective tax rate is primarily attributable to a valuation allowance set up for interest expense disallowed under IRC Section 163(j) offset by the benefit from depletion. The effective rate differs from the U.S. federal statutory rate primarily due to depletion, the impact of foreign taxes, tax provisions requiring U.S. income inclusion of foreign income, and a valuation allowance set up for interest expense disallowed under IRC Section 163(j).

The provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate.  If our estimated effective tax rate changes, we make a cumulative adjustment.

Net Income (Loss) Attributable to Covia

Net income attributable to Covia decreased $153.0 million, or 230%, to a loss of $86.6 million for the six months ended June 30, 2019 compared to $66.4 million for the six months ended June 30, 2018, which includes $12.6 million from discontinued operations.  The remaining change in net income attributable to Covia is primarily due to decreases in revenues and gross profit and increases in SG&A, DD&A, and restructuring and other charges discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $105.2 million to $99.8 million for the six months ended June 30, 2019 compared to $205.0 million for the six months ended June 30, 2018.  Adjusted EBITDA for the six months ended June 30, 2019 excludes the impact of $6.1 million of non-cash stock compensation expense, $14.1 million in restructuring and other charges and restructuring-related charges, $0.9 million in Merger-related and integration expenses and $4.2 million in costs associated with operating lease expense related to the adoption of Topic 842.  The change in Adjusted EBITDA is largely due to the revenues, gross profit, and SG&A factors discussed above.

Liquidity and Capital Resources

Overview

Our liquidity is principally used to service our debt, meet our working capital needs, and invest in both maintenance and organic growth capital expenditures.  Historically, we have met our liquidity and capital investment needs with funds generated from operations and the issuance of debt, if necessary.

On the Merger Date, we entered into a credit and guarantee agreement with a group of banks, financial institutions, and other entities, with Barclays Bank PLC serving as administrative agent, and Barclays Bank PLC and BNP Paribas Securities Corp. serving as joint lead arrangers and joint bookrunners, for the $1.65 billion Term Loan and the $200 million Revolver.  The Term Loan matures on June 1, 2025 and amortizes in equal quarterly installments in an amount equal to 1% per year, with the balance due at maturity.  Loans under the Term Loan must be prepaid with (a) 100% of the net cash proceeds of all non-ordinary course asset sales or dispositions and insurance proceeds, (b) 100% of the net cash proceeds of issuances of indebtedness and (c) 75% of annual excess cash flow (with stepdowns to 25% and 0% based on total net leverage ratio levels), subject to various exceptions.  Voluntary prepayments of the Term Loan will be permitted at any time without premium or penalty other than customary “breakage” costs with respect to LIBOR borrowings.

The Revolver matures on June 1, 2023.  Voluntary reductions of the unused portion of the Revolver will be allowed at any time.  The Revolver, as amended by the First Amendment on March 19, 2019, includes a total net leverage ratio covenant, tested on a quarterly basis, of no more than 6.60:1.00 through December 31, 2019, 5.50:1.00 for the fiscal quarters ending March 31, 2020 to December 31, 2020, 4.50:1.00 for the fiscal quarters ending March 31, 2021 to June 30, 2021, 4.25:1.00 for the fiscal quarters ending to September 30, 2021 to December 31, 2021, and 4.00:1.00 for fiscal quarters ending March 31, 2022 and thereafter.

Interest on the Term Loan and Revolver accrues at a per annum rate of either (at our option) (a) LIBOR plus a spread or (b) the alternate base rate plus a spread.  The spread will vary depending on our total net leverage ratio, defined as the ratio of debt (less up to $150 million of cash) to EBITDA for the most recent four fiscal quarter period, as follows:

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

The Term Loan and Revolver contain customary representations and warranties, affirmative covenants, negative covenants and events of default.  Negative covenants include, among others, limitations on debt, liens, asset sales, mergers, consolidations and fundamental changes, dividends and repurchases of equity securities, repayments or redemptions of subordinated debt, investments, transactions with affiliates, restrictions on granting liens to secure obligations, restrictions on subsidiary distributions, changes in the conduct of the business, amendments and waivers in organizational documents and junior debt instruments and changes in the fiscal year.  As of June 30, 2019, we were in compliance with all covenants in accordance with the terms of the Revolver.

The proceeds of the Term Loan were primarily used to repay certain debt of legacy Fairmount Santrol and legacy Unimin, which included additional debt incurred to fund the Cash Redemption and to pay $170 million to Fairmount Santrol stockholders as part of the Merger.

See Note 8 in the condensed consolidated financial statements included in this Report for further detail.

As of June 30, 2019, we had outstanding term loan borrowings of $1.63 billion and cash on hand of $112.1 million.  As of June 30, 2019, under our Revolver, we had $11.3 million committed to letters of credit, leaving net availability at $188.7 million.  As noted in Note 7 and Note 24, in July 2019, we entered into agreements to sell Calera and the W&W Railroad for a combined $240 million in cash.  These transactions are expected to close in the third quarter of 2019 and the proceeds may be used to pay down the Term Loan and fund operations.

Our operations are capital intensive and short-term capital expenditures related to certain strategic projects can be substantial.  As of the date of this Report, we believe that our liquidity will be sufficient to meet cash obligations, including working capital requirements, anticipated capital expenditures, and scheduled debt service over the next 12 months.

Working Capital

Working capital is the amount by which current assets exceed current liabilities and represents a measure of liquidity.  Covia’s working capital was $151.3 million at June 30, 2019 and $216.3 million at December 31, 2018.  The decrease in working capital is primarily due to improvements in cash collections and days sales outstanding ratios of our accounts receivable portfolio, offset by increases in days payables outstanding and deferred revenue.

Cash Flow Analysis

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, and the effect of changes in working capital.

Net cash provided by operating activities was $51.4 million for the six months ended June 30, 2019 compared with $85.6 million in the six months ended June 30, 2018.  This $34.2 million variance was primarily due to lower earnings, the changes in working capital, noted previously, and the effect of the acquisition of the assets of Fairmount Santrol.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.  Capital expenditures generally are for expansions of production or terminal facilities, land and reserve acquisition or maintenance related expenditures for asset replacement and health, safety, and quality improvements.

Net cash used in investing activities was $62.6 million for the six months ended June 30, 2019 compared to $211.2 million for the six months ended June 30, 2018.  The $148.6 million variance was primarily related to the decrease in capital expenditures and payments made in connection with the Merger.

Capital expenditures of $59.5 million in the six months ended June 30, 2019 were primarily focused on growth expenditures at our Canoitas, Mexico facility and the completion of in-basin sand plants.  Capital expenditures were $115.7 million in the six months ended June 30, 2018 and were primarily focused on completing our West Texas facilities, completion of expansion projects at our Illinois and Oregon facilities, and expanding capacity at our Canoitas, Mexico facility.

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

Net cash used in financing activities was $11.0 million in the six months ended June 30, 2019 compared to $47.3 million used in the six months ended June 30, 2018.  The $36.3 million variance is the largely due to the various debt transactions that occurred as part of the Merger in 2018, including borrowing the $1.65 billion Term Loan, $1.13 billion in payments on Unimin and Fairmount Santrol debts, a $520.4 million Cash Redemption payment, and $41.2 million in Merger-related debt refinancing fees.  In the six months ended June 30, 2019, we paid $8.3 million in principal payments on our Term Loan.

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

Contractual Obligations

As of June 30, 2019, we have contractual obligations for long-term debt, finance leases, operating leases, terminal operating costs, capital commitments, purchase obligations, and other long-term liabilities.  Substantially all of the operating lease obligations are for railcars.  Additionally, we are obligated through 2048 for contingent consideration on certain coating technology.

There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K.  Included in this table are operating lease obligations, which are now recorded on our balance sheet as a result of the adoption of Topic 842, effective January 1, 2019.  See Note 17 for further detail.

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

As of June 30, 2019 and December 31, 2018, we had $32.1 million and $31.2 million, respectively, accrued for Asset Retirement Obligations, which include future reclamation costs.  There were no significant changes with respect to environmental liabilities or future reclamation costs.

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

As of June 30, 2019, the fair value of the interest rate swaps was a liability of $21.1 million.

A hypothetical increase or decrease in interest rates by 1.0% on variable rate debt would have had an approximate $8.2 million impact on our interest expense in the six months ended June 30, 2019.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers.  In the six months ended June 30, 2019 and 2018, one customer exceeded 10% of our revenues.  This customer accounted for 11% and 13% of our revenues in the six months ended June 30, 2019 and 2018, respectively.  At June 30, 2019, we had one customer whose accounts receivable balance exceeded 10% of total receivables.  Approximately 15% of our accounts receivable balance at June 30, 2019 was from this customer.  At December 31, 2018, we had two customers whose accounts receivable balances each exceeded 10% of total receivables.  Approximately 10% of our accounts receivable balance at December 31, 2018 was from each of these two customers.  We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

Foreign Currency Risk

We are subject to market risk related to foreign currency exchange rate fluctuations.  Revenues from international operations represented 10% and 13% of our revenues for the six months ended June 30, 2019 and 2018, respectively.  A portion of our business is transacted in currencies other than the functional currency, including the Canadian dollar and Mexican peso.  Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. dollar-denominated revenues with operating expenses that are paid in the same currencies.  To date, foreign currency fluctuations have not had a material impact on results from operations.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are currently in the process of integrating internal controls and procedures of the predecessor entities into internal controls over financial reporting.  As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will assess the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2019.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Product Liability Matters

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of June 30, 2019, we were subject to approximately 63 active silica exposure cases.  Many of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in the states of Ohio and Mississippi, although cases have been brought in many other jurisdictions over the years.  In accordance with the terms of our insurance coverage, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of a percentage of the defense costs.  Based on information currently available, management cannot reasonably estimate a loss at this time.  Although the outcomes of these lawsuits cannot be predicted with certainty, management does not believe that the pending lawsuits, individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

The operation of our U.S. based mines is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act.  Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations.  The dollar penalties assessed for citations issued have also increased in recent years.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Report and is incorporated by reference.

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

(*)  Management contract or compensatory plan or arrangement

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

10.1

Letter Agreement with Richard A. Navarre dated May 8, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on May 9, 2019) (File No. 001-38510).

10.2

Form of Restricted Stock Unit Agreement for Interim President and CEO for 2018 Omnibus Incentive Plan of Covia Holdings Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on May 9, 2019) (File No. 001-38510).

10.3

Covia Executive Severance Plan effective May 23, 2019 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on May 29, 2019) (File No. 001-38510).

10.4(x)(*)	Form of Restricted Stock Unit Agreement for Independent Directors Pursuant to the Covia Holdings Corporation 2018 Omnibus Incentive Plan.

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

32.1(x)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(x)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1(x)	Mine Safety Disclosure Exhibit

101.INS(x)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(x)	XBRL Taxonomy Extension Schema Document.

101.CAL(x)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(x)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(x)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(x)	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covia Holdings Corporation

By:	/s/ Andrew D. Eich
Andrew D. Eich
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	August 8, 2019