Form 10-Q
period 2019-09-30
Covia Holdings Corp
filed 2019-11-06
CIK 1722287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of Common Stock outstanding, par value $0.01 per share, as of November 4, 2019:  131,732,459

Covia Holdings Corporation and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues	$408,957	$523,368	$1,282,139	$1,401,607
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	332,234	405,602	1,039,763	1,021,232

Operating expenses
Selling, general and administrative expenses	35,628	43,164	116,232	99,765
Depreciation, depletion and amortization expense	51,920	68,584	169,219	132,459
Goodwill and other asset impairments	7,761	265,343	7,761	277,643
Restructuring and other charges	3,378	14,750	14,915	14,750
Gain on sale of subsidiaries	(127,195)	-	(127,195)	-
Other operating expense (income), net	18	(974)	(4,704)	(330)
Operating income (loss) from continuing operations	105,213	(273,101)	66,148	(143,912)

Interest expense, net	26,894	23,530	79,896	35,325
Other non-operating expense, net	1,924	9,043	5,682	56,159
Income (loss) from continuing operations before provision (benefit) for income taxes	76,395	(305,674)	(19,430)	(235,396)

Provision (benefit) for income taxes	22,471	(16,848)	13,281	(524)
Net income (loss) from continuing operations	53,924	(288,826)	(32,711)	(234,872)
Less: Net income (loss) from continuing operations attributable to the non-controlling interest	152	(32)	156	74
Net income (loss) from continuing operations attributable to Covia Holdings Corporation	53,772	(288,794)	(32,867)	(234,946)

Income from discontinued operations, net of tax	-	-	-	12,587

Net income (loss) attributable to Covia Holdings Corporation	$53,772	$(288,794)	$(32,867)	$(222,359)

Continuing operations earnings (loss) per share
Basic	$0.41	$(2.20)	$(0.25)	$(1.90)
Diluted	0.41	(2.20)	(0.25)	(1.90)

Earnings (loss) per share
Basic	0.41	(2.20)	(0.25)	(1.80)
Diluted	$0.41	$(2.20)	$(0.25)	$(1.80)

Weighted average number of shares outstanding
Basic	131,562	131,154	131,437	123,604
Diluted	131,745	131,154	131,437	123,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income (loss) from continuing operations	$53,924	$(288,826)	$(32,711)	$(234,872)
Income from discontinued operations, net of tax	-	-	-	12,587
Net income (loss) before other comprehensive income (loss)	53,924	(288,826)	(32,711)	(222,285)
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	(3,055)	5,195	152	5,529
Employee benefit obligations	3,056	2,958	8,073	11,279
Amortization and change in fair value of derivative instruments	(3,831)	1,180	(21,103)	1,180
Total other comprehensive income (loss), before tax	(3,830)	9,333	(12,878)	17,988
Provision (benefit) for income taxes related to items of other comprehensive income	985	950	(3,001)	3,093
Comprehensive income (loss), net of tax	49,109	(280,443)	(42,588)	(207,390)
Comprehensive income (loss) attributable to the non-controlling interest	152	(32)	156	74
Comprehensive income (loss) attributable to Covia Holdings Corporation	$48,957	$(280,411)	$(42,744)	$(207,464)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018
	(in thousands, except par value)
Assets
Current assets
Cash and cash equivalents	$340,126	$134,130
Accounts receivable, net of allowance for doubtful accounts of $3,550 and $4,488
at September 30, 2019 and December 31, 2018, respectively	247,440	267,268
Inventories, net	139,061	162,970
Other receivables	33,943	40,306
Prepaid expenses and other current assets	20,174	20,941
Assets held for sale	5,797	-
Total current assets	786,541	625,615

Property, plant and equipment, net	2,629,950	2,834,361
Operating right-of-use assets, net	379,569	-
Deferred tax assets, net	7,450	8,740
Goodwill	119,822	131,655
Intangibles, net	60,638	137,113
Other non-current assets	30,256	18,633
Total assets	$4,014,226	$3,756,117

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$14,509	$15,482
Operating lease liabilities, current	65,880	-
Accounts payable	97,124	145,070
Accrued expenses	116,361	120,424
Deferred revenue	13,111	9,737
Total current liabilities	306,985	290,713

Long-term debt	1,604,095	1,612,887
Operating lease liabilities, non-current	282,843	-
Employee benefit obligations	58,048	54,789
Deferred tax liabilities, net	267,620	267,350
Other non-current liabilities	73,878	75,425
Total liabilities	2,593,469	2,301,164

Commitments and contingent liabilities (Note 18)
Equity
Preferred stock: $0.01 par value, 15,000 authorized shares at
September 30, 2019 and December 31, 2018
Shares outstanding: 0 at September 30, 2019 and December 31, 2018	-	-
Common stock: $0.01 par value, 750,000 authorized shares
at September 30, 2019 and December 31, 2018
Shares issued: 158,195 at September 30, 2019 and December 31, 2018
Shares outstanding: 131,732 and 131,188 at September 30, 2019
and December 31, 2018, respectively	1,777	1,777
Additional paid-in capital	386,600	388,027
Retained earnings	1,615,092	1,647,959
Accumulated other comprehensive loss	(105,102)	(95,225)
Total equity attributable to Covia Holdings Corporation before treasury stock	1,898,367	1,942,538
Less: Treasury stock at cost
Shares in treasury: 26,463 and 27,007 at September 30, 2019
and December 31, 2018, respectively	(478,322)	(488,141)
Total equity attributable to Covia Holdings Corporation	1,420,045	1,454,397
Non-controlling interest	712	556
Total equity	1,420,757	1,454,953
Total liabilities and equity	$4,014,226	$3,756,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity attributable to Covia Holdings Corporation
		Shares of	Additional		Accumulated Other		Shares of		Non-
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock	Capital	Earnings	Loss	Stock	Stock	Subtotal	Interest	Total
	(in thousands)
Three Months Ended September 30, 2018
Beginning balance	$1,777	131,120	$383,771	$1,984,892	$(121,716)	$(486,092)	27,075	$1,762,632	$559	$1,763,191
Net loss	-	-	-	(288,794)	-	-	-	(288,794)	(32)	(288,826)
Other comprehensive income	-	-	-	-	8,383	-	-	8,383	-	8,383
Share-based awards exercised or distributed	-	51	(912)	-	-	911	(51)	(1)	-	(1)
Stock compensation expense	-	-	2,654	-	-	-	-	2,654	-	2,654
Ending balance	$1,777	131,171	$385,513	$1,696,098	$(113,333)	$(485,181)	27,024	$1,484,874	$527	$1,485,401

Three Months Ended September 30, 2019
Beginning balance	$1,777	131,472	$389,000	$1,561,320	$(100,287)	$(483,018)	26,723	$1,368,792	$561	$1,369,353
Net income	-	-	-	53,772	-	-	-	53,772	152	53,924
Other comprehensive loss	-	-	-	-	(4,815)	-	-	(4,815)	-	(4,815)
Share-based awards exercised or distributed	-	260	(4,696)	-	-	4,696	(260)	-	-	-
Stock compensation expense	-	-	2,296	-	-	-	-	2,296	-	2,296
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	(1)	(1)
Ending balance	$1,777	131,732	$386,600	$1,615,092	$(105,102)	$(478,322)	26,463	$1,420,045	$712	$1,420,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity attributable to Covia Holdings Corporation
		Shares of	Additional		Accumulated Other		Shares of		Non-
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock	Capital	Earnings	Loss	Stock	Stock	Subtotal	Interest	Total
	(in thousands)
Nine Months Ended September 30, 2018
Beginning balance	$1,777	119,645	$43,941	$1,918,457	$(128,228)	$(610,632)	38,550	$1,225,315	$-	$1,225,315
Net loss	-	-	-	(222,359)	-	-	-	(222,359)	74	(222,285)
Other comprehensive income	-	-	-	-	14,895	-	-	14,895	-	14,895
Distribution of HPQ Co. to Sibelco	-	(15,097)	-	-	-	(162,109)	15,097	(162,109)	-	(162,109)
Cash Redemption	-	(18,528)	-	-	-	(520,377)	18,528	(520,377)	-	(520,377)
Consideration transferred for share-based awards	-	-	40,414	-	-	-	-	40,414	-	40,414
Issuance of Covia common stock to Fairmount Santrol Holdings Inc. stockholders	-	45,044	296,221	-	-	807,026	(45,044)	1,103,247	-	1,103,247
Share-based awards exercised or distributed	-	107	(910)	-	-	911	(107)	1	-	1
Stock compensation expense	-	-	5,847	-	-	-	-	5,847	-	5,847
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	453	453
Ending balance	$1,777	131,171	$385,513	$1,696,098	$(113,333)	$(485,181)	27,024	$1,484,874	$527	$1,485,401

Nine Months Ended September 30, 2019
Beginning balance	$1,777	131,188	$388,027	$1,647,959	$(95,225)	$(488,141)	27,007	$1,454,397	$556	$1,454,953
Net loss	-	-	-	(32,867)	-	-	-	(32,867)	156	(32,711)
Other comprehensive loss	-	-	-	-	(9,877)	-	-	(9,877)	-	(9,877)
Share-based awards exercised or distributed	-	544	(9,805)	-	-	9,819	(544)	14	-	14
Stock compensation expense	-	-	8,378	-	-	-	-	8,378	-	8,378
Ending balance	$1,777	131,732	$386,600	$1,615,092	$(105,102)	$(478,322)	26,463	$1,420,045	$712	$1,420,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net loss attributable to Covia Holdings Corporation	$(32,867)	$(222,359)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	169,219	132,459
Amortization of deferred financing costs	4,626	6,001
Prepayment penalties on Senior Notes	-	2,213
Goodwill and other asset impairments	7,761	277,643
Inventory write-downs	-	6,744
(Gain) loss on disposal of fixed assets	2,255	(90)
Gain on sale of subsidiaries	(127,195)	-
Change in fair value of interest rate swaps, net	-	(2,658)
Deferred income tax provision (benefit)	6,414	(9,234)
Stock compensation expense	8,378	5,847
Net income from non-controlling interest	156	74
Other, net	5,037	11,101
Change in operating assets and liabilities, net of business combination effect:
Accounts receivable	13,303	53,533
Inventories	19,768	10,511
Prepaid expenses and other assets	6,078	(806)
Accounts payable	(22,950)	(32,628)
Accrued expenses	8,812	(48,091)
Net cash provided by operating activities	68,795	190,260

Cash flows from investing activities
Capital expenditures	(75,063)	(188,424)
Cash of HPQ Co. distributed to Sibelco prior to Merger	-	(31,000)
Payments to Fairmount Santrol Holdings Inc. shareholders, net of cash acquired	-	(64,697)
Capitalized interest	(6,772)	-
Proceeds from sale of fixed assets	2,998	862
Proceeds from sale of subsidiaries	234,014	-
Net cash provided by (used in) investing activities	155,177	(283,259)

Cash flows from financing activities
Proceeds from borrowings on Term Loan	-	1,650,000
Payments on Term Loan	(12,375)	(4,125)
Prepayment on Unimin Term Loans	-	(314,642)
Prepayment on Senior Notes	-	(100,000)
Prepayment on Fairmount Santrol Holdings Inc. term loan	-	(695,625)
Fees for Term Loan and Senior Notes prepayment	-	(36,733)
Payments on other long-term debt	(1,664)	(35,574)
Payments on finance lease liabilities	(3,460)	-
Fees for Revolver	-	(4,500)
Cash Redemption payment to Sibelco	-	(520,377)
Proceeds from share-based awards exercised or distributed	14	1
Tax payments for withholdings on share-based awards exercised or distributed	(616)	(289)
Net cash used in financing activities	(18,101)	(61,864)

Effect of foreign currency exchange rate changes	125	2,211
Increase (decrease) in cash and cash equivalents	205,996	(152,652)

Cash and cash equivalents [including cash of Discontinued Operations (Note 3)]:
Beginning of period	134,130	308,059
End of period	$340,126	$155,407

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$(49,966)	$(41,590)
Income taxes paid	(11,522)	(10,790)
Non-cash investing activities:
Capital expenditures and capitalized interest in accounts payable and accrued expenses	1,272	7,123
Right-of-use assets obtained in exchange for lease liabilities	$419,157	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Business and Summary of Significant Accounting Policies

Nature of Operations

Covia Holdings Corporation, including its consolidated subsidiaries (collectively, “we,” “us,” “our,” “Covia,” and “Company”), is a leading provider of diversified mineral-based and material solutions for the Industrial and Energy markets.  We provide a wide range of specialized silica sand, nepheline syenite, feldspar, calcium carbonate, clay, and kaolin products for use in the glass, ceramics, coatings, foundry, polymers, construction, water filtration, sports and recreation, and oil and gas markets in North America and around the world.  Our Industrial segment provides raw, value-added and custom-blended products to the glass, ceramics, metals, coatings, polymers, construction, foundry, filtration, sports and recreation and various other industries, primarily in North America.  Our Energy segment offers the oil and gas industry a comprehensive portfolio of raw frac sand, value-added-proppants, well-cementing additives, gravel-packing media and drilling mud additives.  Our products serve hydraulic fracturing operations in the U.S., Canada, Argentina, Mexico, China, and northern Europe.

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

Costs and expenses incurred related to the Merger are recorded in Other non-operating expense, net in the accompanying Condensed Consolidated Statements of Income (Loss) and include legal, accounting, valuation and financial advisory services, integration and other costs totaling $0.1 million and $5.6 million for the three months ended September 30, 2019 and 2018, respectively, and $1.0 million and $49.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Unimin was determined to be the acquirer in the Merger for accounting purposes, and the historical financial statements and certain historical amounts included in the Notes to the Condensed Consolidated Financial Statements relate to Unimin.  The Condensed Consolidated Balance Sheets at December 31, 2018 reflect Covia results.  The presentation of information for periods prior to the Merger Date are not fully comparable to the presentation of information for periods presented after the Merger Date because the results of operations for Fairmount Santrol are not included in such information prior to the Merger Date.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reclassifications

Certain reclassifications of prior period presentations have been made to conform to the current period presentation, including assets held for sale and deferred revenue.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Leases

On January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02 – Leases (Topic 842) (“ASC 842”), which requires lessees to recognize a right-of-use asset and lease liability on their consolidated balance sheet related to the rights and obligations created by most leases, while continuing to recognize expense on their consolidated statements of income over the lease term.  We transitioned to ASC 842 using the modified retrospective method to apply to the standard on its effective date, January 1, 2019, and have elected the package of practical expedients permitted under the transition guidance within the new standard.  Utilizing the practical expedients, we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases.  For lease agreements that include lease and non-lease components, we elected to use the practical expedient to combine lease and non-lease components for all classes of assets and to not record leases with a term of twelve months or less on the balance sheet for all classes of underlying assets.

The impact of the adoption of ASC 842 on the accompanying Condensed Consolidated Balance Sheets resulted in recording additional right-of-use assets and lease liabilities of approximately $442.1 million and $406.8 million, respectively, at January 1, 2019.  The right-of-

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

use assets at the date of adoption included approximately $35.8 million of lease intangible assets related to favorable market terms of certain railcar leases acquired in the Merger.  See Note 17 for further information related to leasing.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 – Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”).  ASU 2016-13 replaces the incurred loss impairment methodology in current GAAP with a methodology that applies a forward-looking “expected loss” model to receivables, loans and other instruments.  ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and requires a modified retrospective approach.  We are currently evaluating the impact of this new standard on our consolidated financial statements and disclosures, however, we do not believe that the adoption of ASU 2016-13 will result in a material impact to our current methodology.

In August 2018, the FASB issued ASU No. 2018-14 – Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”).  The amendments in ASU 2018-14 remove various disclosures that no longer are considered cost-beneficial, namely amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost over the next fiscal year.  Further, ASU 2018-14 requires disclosure or clarification of the reasons for significant gains or losses related to changes in the benefit obligation for the period, as well as projected and accumulated benefit obligations in excess of plan assets.  ASU 2018-14 is effective for fiscal years ending after December 15, 2020 and is required to be applied on a retrospective basis, with early adoption permitted.  We are currently evaluating the impact of this new standard on our condensed consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU No. 2018-15 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”).  The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  ASU 2018-15 may be applied either retrospectively or prospectively to all implementation costs incurred after its adoption.  We are currently evaluating the impact of this new standard on our condensed consolidated financial statements and disclosures.

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

Accounts receivable, other current liabilities, other non-current assets and other long-term liabilities, excluding asset retirement obligations and contingent consideration included in other long-term liabilities, were valued at the existing carrying values as they represented the estimated fair value of those items at the Merger Date based on management’s judgment and estimates.

Asset retirement obligations assumed and the related assets acquired were adjusted to reflect revised estimates of the future cost of dismantling, restoring, and reclaiming of certain sites.  The contingent consideration arrangement in the form of earn-out payments, is related to the purchase of our Propel SSP® self-suspending proppant.  The fair value of the earn-out was determined using a scenario-based method due to the linear nature of the consideration payments.

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

Goodwill of $78.1 million and $217.1 million allocated to the Industrial and Energy reporting units, respectively, is attributable to the earnings potential of Fairmount Santrol’s product and plant portfolio, anticipated synergies, the assembled workforce of Fairmount Santrol, and other benefits that we believe will result from the Merger.  During the third quarter of 2018, it was determined that the goodwill allocated to the Energy reporting unit was impaired and was written off in its entirety.  Refer to Note 22 for additional information.  None of the goodwill is deductible for income tax purposes.

We assumed the outstanding stock-based equity awards, including time-vesting restricted stock units (“RSUs”), performance-vesting restricted stock units (“PSUs”), and nonqualified stock options (“Options” and, together with the RSUs and PSUs, the “Award(s)”), of Fairmount Santrol at the Merger Date.  Each outstanding Award of Fairmount Santrol was converted to a Covia award with similar terms and conditions at the exchange ratio of 5:1.  We recorded $40.4 million of Merger consideration for the value of Awards earned prior to the Merger Date.  The remaining value represents post-Merger compensation expense of $10.4 million, which will be recognized over the remaining vesting period of the Awards.  In addition, at June 1, 2018, we recorded $2.4 million of expense for Awards whose vesting was accelerated upon the change in control and certain other terms pursuant to the Merger agreement and, therefore, considered a Merger-related expense and recorded in other non-operating expense, net in the accompanying Condensed Consolidated Statements of Income (Loss).  Refer to Note 13 for additional information.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pro Forma Condensed Combined Financial Information (Unaudited)

The following unaudited pro forma condensed combined financial information presents our combined results as if the Merger had occurred on January 1, 2017.  The unaudited pro forma financial information was prepared to give effect to events that are (i) directly attributable to the Merger; (ii) factually supportable; and (iii) expected to have a continuing impact on our results.  All intercompany transactions during the periods presented have been eliminated in consolidation.  These pro forma results include adjustments for interest expense that would have been incurred to finance the transaction and reflect purchase accounting adjustments for additional depreciation, depletion and amortization on acquired property, plant and equipment and intangible assets.  The pro forma results exclude Merger-related transaction costs and expenses that were incurred in conjunction with the Merger in the three and nine months ended September 30, 2018.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
	(in thousands, except per share data)
Revenues	$523,368	$1,878,939
Net income	(276,194)	(151,474)
Earnings per share – basic	$(2.11)	$(1.23)
Earnings per share – diluted	$(2.11)	$(1.23)

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

The operating results of our discontinued operations in the nine months ended September 30, 2018 are as follows:

Nine Months Ended September 30,
2018
(in thousands)
Major line items constituting income from discontinued operations
Revenues	$74,015
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	46,442
Selling, general and administrative expenses	8,762
Depreciation, depletion and amortization expense	4,072
Other operating income	(69)
Income from discontinued operations before provision for income taxes	14,808
Provision for income taxes	2,221
Income from discontinued operations, net of tax	$12,587

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The significant operating and investing cash and noncash items of the discontinued operations included in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 were as follows:

Nine Months Ended September 30,
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
5.	Inventories, net

At September 30, 2019 and December 31, 2018, inventories consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Raw materials	$22,290	$30,410
Work-in-process	21,488	19,886
Finished goods	58,018	73,628
Spare parts	37,265	39,046
Inventories, net	$139,061	$162,970

As a result of the Merger, we recorded approximately $38.4 million of fair value adjustments in inventory, which included approximately $7.6 million of spare parts.  Of this amount, approximately $5.5 million was recorded in cost of goods sold, based on inventory turnover, during the three months ended September 30, 2018, and $1.1 million and $24.7 million was recorded in cost of goods sold during the nine months ended September 30, 2019 and 2018, respectively.  There were no fair value adjustments recorded in cost of goods sold during the three months ended September 30, 2019.

In the three months ended September 30, 2018, we recorded the write-down of inventories at four idled facilities in the amount of $6.7 million in cost of goods sold in the Condensed Consolidated Statements of Income (Loss).  All of the idled facilities are in the Energy segment.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Property, Plant, and Equipment, net

At September 30, 2019 and December 31, 2018, property, plant, and equipment consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Land and improvements	$228,165	$224,894
Mineral rights properties	1,334,834	1,323,090
Machinery and equipment	1,533,091	1,607,116
Buildings and improvements	542,249	544,117
Railroad equipment	102,706	155,998
Furniture, fixtures, and other	4,739	5,260
Assets under construction	155,820	184,360
	3,901,604	4,044,835
Accumulated depletion and depreciation	(1,271,654)	(1,210,474)
Property, plant, and equipment, net	$2,629,950	$2,834,361

Finance right-of-use assets are included within machinery and equipment.  Property, plant, and equipment, net of $5.8 million is included in assets held for sale at September 30, 2019.  Refer to Note 7 for additional information.

We are required to evaluate the recoverability of the carrying amount of our long-lived asset groups whenever events or changes in circumstances indicate that the carrying amount of the asset groups may not be recoverable.  We performed an analysis of impairment indicators of the asset groups.  As a result of adverse business conditions, the reduction of sales and marketing efforts of our Propel SSP® self-suspending proppant, and the idling of assets within the Energy segment, we evaluated the recoverability of our asset groups.  The undiscounted cash flows to be generated from the use and eventual disposition of the asset groups were compared to the carrying values of the asset groups and it was determined the carrying values of our asset groups were recoverable at September 30, 2019.

In June 2018, we wrote down $12.3 million of assets under construction related to a facility expansion that was terminated.  In September 2018, due to the idling of certain facilities in the Energy segment, we ceased to use certain long-lived assets and recorded an expense of $37.2 million to adjust the carrying amount of certain long-lived assets at these facilities to their salvage value, if any.  These amounts are included in goodwill and other asset impairments on the Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2018.

In September 2019, we reduced or discontinued sales and marketing efforts related to our Propel SSP® self-suspending proppant in the Energy segment and recorded an impairment charge of $7.8 million, which includes $7.0 million to adjust the carrying amount of long-lived assets specific to the technology to their salvage value, if any.  The expense is recorded in goodwill and other asset impairments in the Condensed Consolidated Statements of Income (Loss) in the three and nine months ended September 30, 2019.  Refer to Note 22 for additional information.
7.	Assets Held for Sale and Dispositions

Assets Held for Sale

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

We entered into separate agreements to sell an office building in New Canaan, Connecticut and six acres of vacant land in Tunnel City, Wisconsin.  The New Canaan office building transaction was completed on October 8, 2019 and the Tunnel City land sale transaction was completed on October 11, 2019, both resulting in a net gain on sale.  At September 30, 2019, the carrying value of the office building and land were $5.6 million and $0.2 million, respectively.

Dispositions

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 1, 2019, we completed the sale of the Calera, Alabama lime processing facility (“Calera”), to Mississippi Lime Company.  Calera was a non-core asset included within our Industrial segment.  On September 10, 2019, we completed the sale of the Winchester & Western Railroad (“W&W Railroad”) to an affiliate of OmniTRAX, Inc.  The W&W Railroad was a non-core asset that was included in both our Energy and Industrial segments.  Both sales are subject to certain closing adjustments, which will be finalized in the fourth quarter 2019.

In addition, in July 2019, we completed the sale of 50 acres of vacant land in Kasota, Minnesota, and resulted in a loss on sale of $0.2 million.

The following is a summary of our significant disposition activity:

	September 30, 2019
	Calera	W&W Railroad
	(in thousands)
Carrying value of major assets and liabilities
Current assets	$10,674	$1,132
Property, plant and equipment, net	24,006	61,957
Goodwill	8,623	3,210
Intangibles, net	17,953	-
Current liabilities	5,393	848
Non-current liabilities	$-	$14,495

	Nine months ended
	September 30, 2019
	Calera	W&W Railroad
	(in thousands)
Net proceeds from dispositions	$131,905	$102,109
Gain on sale of subsidiaries	$76,042	$51,153

8.	Long-Term Debt

At September 30, 2019 and December 31, 2018, long-term debt consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Term Loan	$1,629,375	$1,641,750
Finance lease liabilities	6,838	6,417
Industrial Revenue Bond	10,000	10,000
Other borrowings	145	1,809
Term Loan deferred financing costs, net	(27,754)	(31,607)
	1,618,604	1,628,369
Less: current portion	(14,509)	(15,482)
Long-term debt including finance leases	$1,604,095	$1,612,887

Term Loan

On the Merger Date, we entered into the $1.65 billion Term Loan to repay the outstanding debt of each of Fairmount Santrol and Unimin and to pay the cash portion of the Merger consideration and transaction costs related to the Merger.  The Term Loan was issued at par with a maturity date of June 1, 2025.  The Term Loan requires quarterly principal payments of $4.1 million and quarterly interest payments from September 30, 2018 through March 31, 2025 with the balance payable at the maturity date.  Interest accrues at the rate of the three-month LIBOR plus 325 to 400 basis points depending on Total Net Leverage (as hereinafter defined) with a LIBOR floor of 1.0% or the Base Rate (as hereinafter defined).  Total Net Leverage is defined as total debt net of up to $150.0 million of non-restricted cash, divided by EBITDA.  The Term Loan is secured by a first priority lien in substantially all of our U.S. assets.  We have the option to prepay the Term Loan without premium or penalty other than customary breakage costs with respect to LIBOR borrowings.  There are no financial covenants governing the Term Loan.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At September 30, 2019, the Term Loan had an interest rate of 6.3%.

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

The Revolver includes financial covenants, which were amended on March 19, 2019 (“First Amendment”), requiring, among other things, that we maintain a Total Net Leverage ratio of no more than 6.60:1.00 for the fiscal quarters ending March 31, 2019 to December 31, 2019, 5.50:1.00 for the fiscal quarters ending March 31, 2020 to December 31, 2020, 4.50:1.00 for the fiscal quarters ending March 31, 2021 to June 30, 2021, 4.25:1.00 for the fiscal quarters ending to September 30, 2021 to December 31, 2021, and 4.00:1.00 for fiscal quarters ending March 31, 2022 and thereafter.  Additionally, the financial covenants are subject to certain covenant reset triggers (“Covenant Reset Triggers”) where, upon the occurrence of any Covenant Reset Trigger, the maximum Total Net Leverage ratio will automatically revert to 3.50:1.00.  As of September 30, 2019, we were in compliance with all covenants in accordance with the terms of the Revolver.

At September 30, 2019, there was $200.0 million of aggregate capacity on the Revolver with $11.3 million committed to outstanding letters of credit, leaving net availability at $188.7 million.  At September 30, 2019, the Revolver had an interest rate of 5.8%.  There were no borrowings under the Revolver at September 30, 2019.

Other Borrowings

Other borrowings at September 30, 2019 and December 31, 2018 were comprised of a promissory note with three unrelated third parties that Unimin entered into on January 17, 2011.  Two of these unrelated parties had interest rates of 1.0% and 4.11%, respectively, at both September 30, 2019 and December 31, 2018.  The promissory note’s third unrelated party was repaid with proceeds from the sale of the W&W Railroad and, prior to the sale of the W&W Railroad, did not require any interest payments.

One of our subsidiaries has a 2.0 million Canadian dollar overdraft facility with the Bank of Montreal.  We have guaranteed the obligations of the subsidiary under the facility.  As of September 30, 2019 and December 31, 2018, there were no borrowings outstanding under the overdraft facility.  The rates of the overdraft facility were 4.95% at September 30, 2019 and December 31, 2018.

At September 30, 2019 and December 31, 2018, we had $1.9 million of outstanding letters of credit not backed by a credit facility.

Industrial Revenue Bond

We hold a $10.0 million Industrial Revenue Bond related to the construction of a mining facility in Wisconsin.  The bond bears interest, which is payable monthly at a variable rate.  The rate was 1.63% at September 30, 2019.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10.0 million.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Accrued Expenses

At September 30, 2019 and December 31, 2018, accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued bonus & other benefits	$9,766	$38,445
Accrued Merger related costs	-	502
Accrued restructuring and other charges	8,528	15,819
Accrued interest	26,709	1,047
Accrued insurance	9,199	7,026
Accrued property taxes	9,004	9,120
Accrual for capital spending	-	19,289
Other accrued expenses	53,155	29,176
Accrued expenses	$116,361	$120,424

10.	Earnings per Share

The table below shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Numerators:
Net income (loss) from continuing operations attributable to Covia Holdings Corporation	$53,772	$(288,794)	$(32,867)	$(234,946)
Income from discontinued operations, net of tax	-	-	-	12,587
Net income (loss) attributable to Covia Holdings Corporation	$53,772	$(288,794)	$(32,867)	$(222,359)
Denominator:
Basic weighted average shares outstanding	131,562	131,154	131,437	123,604
Dilutive effect of employee stock options and RSUs	183	-	-	-
Diluted weighted average shares outstanding	131,745	131,154	131,437	123,604

Continuing operations earnings (loss) per share – basic	$0.41	$(2.20)	$(0.25)	$(1.90)
Continuing operations earnings (loss) per share – diluted	0.41	(2.20)	(0.25)	(1.90)

Discontinued operations earnings per share – basic	-	-	-	0.10
Discontinued operations earnings per share – diluted	-	-	-	0.10

Earnings (loss) per share – basic	0.41	(2.20)	(0.25)	(1.80)
Earnings (loss) per share – diluted	$0.41	$(2.20)	$(0.25)	$(1.80)

The calculation of diluted weighted average shares outstanding for the three months ended September 30, 2019 and 2018 excludes 5.2 million and 2.2 million potential shares of common stock, respectively.  The calculation of diluted weighted average shares outstanding for the nine months ended September 30, 2019 and 2018 excludes 4.3 million and 1.0 million potential shares of common stock, respectively.  These potential shares of common stock are excluded from the calculations of diluted weighted average shares outstanding because the effect of including these potential shares of common stock would be antidilutive.

The dilutive effect of 0.5 million shares in the three months ended September 30, 2018 and 0.3 million and 0.2 million shares in the nine months ended September 30, 2019 and 2018, respectively, was omitted from the calculation of diluted weighted average shares outstanding and diluted earnings per share because we were in a loss position in those periods.
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

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest rate swaps involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.  The gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.  On June 1, 2018, we entered into two interest rate swap agreements and, on December 20, 2018, we entered into three additional interest rate swap agreements as a means to partially hedge our variable interest rate risk on the Term Loan.  An additional interest rate swap held by Fairmount Santrol was assumed in conjunction with the Merger.  The following table summarizes our interest rate swap agreements at September 30, 2019 and December 31, 2018:

Interest Rate Swap Agreements	Maturity Date	Rate	Notional Value (in thousands)	Debt Instrument Hedged	Percentage of Term Loan Outstanding
September 30, 2019
Designated as cash flow hedge	June 1, 2023	2.81%	$100,000	Term Loan	6%
Designated as cash flow hedge	June 1, 2025	2.87%	200,000	Term Loan	12%
Designated as cash flow hedge	June 1, 2024	2.81%	50,000	Term Loan	3%
Designated as cash flow hedge	June 1, 2025	2.85%	50,000	Term Loan	3%
Designated as cash flow hedge	June 1, 2025	2.87%	50,000	Term Loan	3%
			$450,000		28%

December 31, 2018
Designated as cash flow hedge	June 1, 2023	2.81%	$100,000	Term Loan	6%
Designated as cash flow hedge	June 1, 2025	2.87%	200,000	Term Loan	12%
Designated as cash flow hedge	September 5, 2019	2.92%	210,000	Term Loan	13%
Not designated as cash flow hedge	June 1, 2024	2.81%	50,000	Term Loan	3%
Not designated as cash flow hedge	June 1, 2025	2.85%	50,000	Term Loan	3%
Not designated as cash flow hedge	June 1, 2025	2.87%	50,000	Term Loan	3%
			$660,000		40%

At the Merger Date, our existing interest rate swaps qualified, but were not designated for hedge accounting until August 1, 2018.  The interest rate swaps entered into in December 2018 qualified, but were not designated for hedge accounting until January 2019.  Changes in the fair value of the undesignated interest rate swaps were included in interest expense in the related period.  Amounts reported in accumulated other comprehensive loss related to interest rate swaps will be reclassified to interest expense as interest payments are made on the Term Loan.  We expect $5.0 million to be reclassified from accumulated other comprehensive income into interest expense within the next twelve months.

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.  The net amount of derivative liabilities can be reconciled to the tabular disclosure of fair value in Note 12:

		Liabilities
		September 30, 2019	December 31, 2018
Interest Rate Swap Agreements	Balance Sheet Classification	(in thousands)
Designated as cash flow hedges	Other non-current liabilities	$(17,468)	$(2,846)
Designated as cash flow hedges	Accrued expenses	(7,394)	-
Not designated as cash flow hedges	Other non-current liabilities	-	(1,271)
		$(24,862)	$(4,117)

The tables below presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) as of September 30, 2019 and 2018:

	Amount of (Gain) Loss Recognized in Other Comprehensive Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives in Hedging Relationships	(in thousands)
Designated as Cash Flow Hedges
Interest rate swap agreements	$4,542	$(709)	$22,406	$(709)

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss
	Location of Loss	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in	Recognized on	2019	2018	2019	2018
Hedging Relationships	Derivative	(in thousands)
Designated as Cash Flow Hedges
Interest rate swap agreements	Interest expense, net	$712	$470	$1,303	$470

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Income (Loss) in the three and nine months ended September 30, 2019 and 2018:

	Location of Loss on Derivative
	Interest expense, net		Interest expense, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total Interest Expense presented in the Statements of
Income (Loss) in which the effects of cash flow hedges are recorded	$26,894	$23,530	$79,896	$35,325
Effects of cash flow hedging:
Loss on Hedging Relationships
Interest rate swap agreements
Amount of loss reclassified
from accumulated other comprehensive
income to earnings	$712	$470	$1,303	$470

All of our derivative financial instruments are designated as hedging instruments in the nine months ended September 30, 2019.  The table below presents the effect of our derivative financial instruments that were not designated as hedging instruments in the nine months ended September 30, 2018.

Derivatives Not Designated		Three Months Ended September 30,	Nine Months Ended September 30,
as ASC 815-20 Cash Flow	Location of (Gain) Loss Recognized	2018	2018
Hedging Relationships	in Income on Derivative	(in thousands)
Interest rate swap agreements	Interest expense, net	$(1,141)	$58

12.Fair Value Measurements

Financial instruments held by us include cash equivalents, accounts receivable, accounts payable, long-term debt (including the current portion thereof) and interest rate swaps.  Previously, we were also obligated for contingent consideration for our Propel SSP® self-suspending proppant that was subject to fair value measurement.  The contingent consideration liability was written off in the third quarter of 2019 and was recorded in goodwill and other asset impairments on the Condensed Consolidated Statements of Income (Loss).  See Note 22 for further detail.

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

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities.  The carrying value of our long-term debt (including the current portion thereof) is recognized at amortized cost.  The fair value of the Term Loan differs from amortized cost and is valued at prices obtained from a readily-available source for trading non-public debt, which represents quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2.  See Note 8 for further details on our long-term debt.  The following table presents the fair value as of September 30, 2019 and December 31, 2018, respectively, for our long-term debt:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Long-Term Debt Fair Value Measurements	(in thousands)
September 30, 2019
Term Loan	$-	$1,332,014	$-	$1,332,014
Industrial Revenue Bond	-	10,000	-	10,000
	$-	$1,342,014	$-	$1,342,014

December 31, 2018
Term Loan	$-	$1,182,060	$-	$1,182,060
Industrial Revenue Bond	-	10,000	-	10,000
	$-	$1,192,060	$-	$1,192,060

The following table presents the amounts carried at fair value as of September 30, 2019 and December 31, 2018 for our other financial instruments.

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements	(in thousands)
September 30, 2019
Interest rate swap agreements liability	$-	$24,862	$-	$24,862

December 31, 2018
Interest rate swap agreements liability	$-	$4,117	$-	$4,117
Contingent consideration liability			4,500	4,500
	$-	$4,117	$4,500	$8,617

Fair value of interest rate swap agreements is based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  These are determined using Level 2 inputs.  Refer to Note 11 for additional information.

The contingent consideration at December 31, 2018 was considered a Level 3 liability in the form of earn-out payments related to our Propel SSP® self-suspending proppant that we acquired in the Merger.

13.	Stock-Based Compensation

Stock-based compensation includes RSUs, PSUs, and Options.  These Awards are governed by various plans: the FMSA Holdings Inc. Long Term Incentive Compensation Plan (“2006 Plan”), the FMSA Holdings, Inc. Stock Option Plan (“2010 Plan”), the FMSA Holdings Inc. Amended and Restated 2014 Long Term Incentive Plan (“2014 Plan”), and the 2018 Omnibus Plan (“2018 Plan”).  Options may be exercised, in whole or in part, at any time after becoming exercisable, but not later than the date the Option expires, which is typically ten years from the original grant date.  All Options granted under the 2006 Plan and 2010 Plan became fully vested as part of the Merger agreement.  PSUs granted under the 2014 Plan were converted to RSUs as part of the Merger agreement.

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

We have not issued any Options subsequent to the Merger Date.  Awards activity during the nine months ended September 30, 2019 and 2018 is as follows:

	Options	Weighted Average Exercise Price, Options	RSUs	Weighted Average Price at RSU Issue Date	PSUs	Weighted Average Price at PSU Issue Date
	(in thousands, except per share data)
Outstanding at December 31, 2017	-	$-	-	$-	-	$-
Assumed through acquisition	2,537	33.85	665	28.09	-	-
Granted	-	-	168	18.56	-	-
Exercised or distributed	(1)	10.20	(58)	25.97	-	-
Forfeited	(8)	44.69	(5)	28.00	-	-
Expired	(9)	56.83	-	-	-	-
Outstanding at September 30, 2018	2,519	$33.75	770	$26.17	-	$-

Outstanding at December 31, 2018	2,503	$33.49	746	$26.12	-	$-
Granted	-	-	2,444	3.82	1,491	4.74
Exercised or distributed	-	-	(659)	16.90	-	-
Forfeited	(26)	41.80	(374)	9.04	(383)	4.74
Expired	(270)	36.44	-	-	-	-
Outstanding at September 30, 2019	2,207	$33.03	2,157	$6.50	1,108	$4.74

We recorded stock compensation expense of $2.3 million and $2.7 million in the three months ended September 30, 2019 and 2018, respectively, and $8.4 million and $3.4 million in the nine months ended September 30, 2019 and 2018, respectively.  Prior to the Merger, we did not compensate employees with stock-based payments and, accordingly, we did not record any stock compensation expense in the five months ended May 31, 2018.  Stock compensation expense is included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Income (Loss) and in additional paid-in capital on the Condensed Consolidated Balance Sheets.
14.	Income Taxes

We compute and apply an estimated annual effective tax rate to ordinary income on a quarterly basis, based on current and forecasted business levels and activities, including the mix of domestic and foreign results and enacted tax laws.  The estimated annual effective tax rate is updated quarterly based on actual results and updated operating forecasts.  Ordinary income refers to income from continuing operations before income tax expense, excluding significant, unusual, or infrequently occurring items.  The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs as a discrete item of tax.

For the three months ended September 30, 2019, we recorded tax expense of $22.5 million on income before income taxes of $76.4 million, resulting in an effective tax rate of 29.4%, compared to a tax benefit of $16.8 million on a loss before income taxes of $305.7 million, resulting in an effective tax rate of 5.5% for the same period of 2018.  The increase in the effective tax rate for the three months ended September 30, 2019 is primarily attributable to gains from the sales of Calera and the W&W Railroad and a valuation allowance set up for interest expense disallowed under IRC Section 163(j) offset by the benefit from depletion.  Additionally, the effective tax rate for the three months ended September 30, 2018 rate differed from the statutory rate primarily due to the non-deductibility of a goodwill impairment.

For the nine months ended September 30, 2019, we recorded tax expense of $13.3 million on a loss before income taxes of $19.4 million, resulting in an effective tax rate of negative 68.4%, compared to a tax benefit of $0.5 million on a loss before income taxes of $235.4 million, resulting in an effective tax rate of 0.2% for the same period of 2018.  The negative effective tax rate for the nine months ended September 30, 2019 is primarily attributable to gains from the sales of Calera and the W&W Railroad and a valuation allowance set up for interest expense disallowed under IRC Section 163(j) in excess of the benefits from depletion.  Additionally, the

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

effective tax rate for the nine months ended September 30, 2018 differed from the statutory rate primarily due to the non-deductibility of a goodwill impairment.

The effective tax rate differs from the U.S. federal statutory rate primarily due to depletion, the impact of foreign taxes, tax provisions requiring U.S. income inclusion of foreign income, and a valuation allowance set up for interest expense disallowed under IRC Section 163(j).
15.	Pension and Other Post-Employment Benefits

In the U.S., we sponsor the Covia Holdings Corporation Pension Plan (formerly, the Unimin Corporation Pension Plan), a defined benefit plan for hourly and salaried employees (“Pension Plan”) and the Unimin Corporation Pension Restoration Plan (a non-qualified supplemental benefit plan) (“Restoration Plan”).  The Pension Plan was closed to new entrants effective January 1, 2008, and union employee participation in the Pension Plan was closed to all new entrants effective November 1, 2017.  The Pension Plan was frozen as of December 31, 2018 for all non-union employees.  The Restoration Plan was closed to new entrants effective August 15, 2017 and frozen for all participants as of December 31, 2018.  In addition to these retirement plans, we sponsor a union retiree medical plan in the U.S. that, effective December 31, 2018, was terminated for salaried employees but remains open to certain groups of hourly employees.  As part of the Merger, we assumed the two defined benefit pension plans of Fairmount Santrol, the Wedron Silica Company Hourly Employees’ Pension Plan (the “Wedron Plan”) and the Pension Plan for Hourly Bargaining Unit Employees of Technisand, Inc. – Troy Grove (the “Troy Grove Plan”, and, together with the Wedron Plan, the “Fairmount Pension Plans”).  Benefits under the Wedron Plan were frozen effective December 31, 2012.  Benefits under the Troy Grove Plan were frozen effective December 31, 2016.

In Canada, we sponsor three defined benefit retirement plans.  Two of the retirement plans are for hourly employees and one is for salaried employees.  Salaried employees were eligible to participate in a plan consisting of a defined benefit portion and a defined contribution portion.  The defined benefit portion has been closed to new entrants since January 1, 2008 and the defined contribution portion is limited to employees hired after January 1, 2008.  In addition, there are two post-retirement medical plans in Canada.

In Mexico, we sponsor four retirement plans, two of which are seniority premium plans as defined by Mexican labor law.

The Pension Plan, Restoration Plan, and the pension plans in Canada and Mexico are collectively referred to as the “Unimin Pension Plans.”  The Unimin Pension Plans and the Fairmount Pension Plans are collectively referred to as the “Covia Pension Plans.”  The post-retirement medical plans in the United States and Canada are collectively referred to as the “Postretirement Medical Plans.”

We have applied settlement accounting in the nine months ended September 30, 2019 and 2018 due to distributions exceeding the current period service and interest costs.  These amounts are included in other non-operating expense, net on the Condensed Consolidated Statements of Income (Loss).  As a result of the distributions, we re-measured our obligations under the Unimin Pension Plans and the discount rate was decreased from 4.15% at January 1, 2019 to 3.05% at September 30, 2019.  There were no other changes to the assumptions used to calculate the obligation at January 1, 2019.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following tables summarize the components of net periodic benefit costs.  Service costs incurred for plant personnel are included in cost of goods sold.  Service costs incurred for corporate personnel and retirees are included in selling, general, and administrative expenses.  All other components of net period benefit cost are included in other non-operating expense, net on the Condensed Consolidated Statements of Income (Loss), for the three and nine months ended September 30, 2019 and 2018 as follows:

	Covia Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Components of net periodic benefit cost
Service cost	$551	$1,355	$1,653	$5,747
Interest cost	2,084	2,487	6,252	7,188
Expected return on plan assets	(2,308)	(2,712)	(6,924)	(8,147)
Amortization of prior service cost	82	136	246	410
Amortization of net actuarial loss	522	1,053	1,566	3,658
Settlement loss	1,417	3,005	4,161	3,005
Net periodic benefit cost	$2,348	$5,324	$6,954	$11,861

	Postretirement Medical Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Components of net periodic benefit cost
Service cost	$73	$266	$219	$798
Interest cost	120	209	360	627
Amortization of net actuarial loss	40	122	120	366
Net periodic benefit cost	$233	$597	$699	$1,791

We contributed $1.0 million and $6.6 million to the Covia Pension Plans for the nine months ended September 30, 2019 and 2018, respectively.  Contributions into the Covia Pension Plans for the year ended December 31, 2019 are expected to be $3.0 million.
16.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is a separate line within the Condensed Consolidated Statements of Equity that reports our cumulative income (loss) that has not been reported as part of net income (loss).  The components of accumulated other comprehensive loss attributable to Covia Holdings Corporation at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Gross	Tax Effect	Net Amount
	(in thousands)
Foreign currency translation adjustments	$(53,237)	$-	$(53,237)
Amounts related to employee benefit obligations	(44,423)	12,721	(31,702)
Unrealized gain (loss) on interest rate hedges	(26,186)	6,023	(20,163)
	$(123,846)	$18,744	$(105,102)

	December 31, 2018
	Gross	Tax Effect	Net Amount
	(in thousands)
Foreign currency translation adjustments	$(53,389)	$-	$(53,389)
Amounts related to employee benefit obligations	(52,496)	14,574	(37,922)
Unrealized gain (loss) on interest rate hedges	(5,083)	1,169	(3,914)
	$(110,968)	$15,743	$(95,225)

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
	Foreign	Amounts related	Unrealized
	currency	to employee	gain (loss)
	translation	benefit	on interest
	adjustments	obligations	rate hedges	Total
	(in thousands)
Beginning balance	$(53,389)	$(37,922)	$(3,914)	$(95,225)
Other comprehensive income
before reclassifications	152	3,016	(17,253)	(14,085)
Amounts reclassified from
accumulated other comprehensive loss	-	3,204	1,004	4,208
Ending balance	$(53,237)	$(31,702)	$(20,163)	$(105,102)

17.	Leases

Operating leases and finance leases are included in the Condensed Consolidated Balance Sheets as follows:

		September 30, 2019
	Classification	(in thousands)
Lease assets
Operating right-of-use assets, net	Assets	$379,569
Finance right-of-use assets, net	Property, plant, and equipment, net	11,170
Total lease assets		$390,739
Lease liabilities
Operating lease liabilities, current	Current liabilities	$65,880
Operating lease liabilities, non-current	Liabilities	282,843
Finance lease liabilities, current	Current portion of long-term debt	2,936
Finance lease liabilities, non-current	Long-term debt	3,902
Total lease liabilities		$355,561

Operating lease rental expense for the three and nine months ended September 30, 2018 was $29.7 million and $63.0 million.  Operating lease costs are recorded on a straight-line basis over the lease term.  Finance lease costs include amortization of the right-of-use assets and interest on lease liabilities. The components of lease costs, which were included in income (loss) from operations in our Condensed Consolidated Statements of Income (Loss), were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(in thousands)
Operating leases
Operating lease costs	$25,482	$78,441
Variable lease costs	195	1,001
Short-term lease costs	4,891	14,096
Total operating lease costs	$30,568	$93,538
Financing leases
Amortization of right-of-use asset	$666	$1,929
Interest on finance lease liabilities	90	200
Total finance lease costs	$756	$2,129

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Maturities of lease liabilities as of September 30, 2019 are as follows:

	Operating	Finance	Total
	(in thousands)
2019	$21,600	$1,337	$22,937
2020	81,484	3,682	85,166
2021	70,873	1,525	72,398
2022	61,211	525	61,736
2023	53,526	204	53,730
2024 and Thereafter	127,246	38	127,284
Total lease payments	415,940	7,311	423,251
Less imputed lease interest	(67,217)	(473)	(67,690)
Total lease liabilities	$348,723	$6,838	$355,561

Minimum lease payments under ASC 840, as of December 31, 2018, are as follows:

(in thousands)
2019	$104,602
2020	81,365
2021	69,358
2022	59,044
2023	52,121
Thereafter	121,014
Total	$487,504

Additional information related to leases is presented as follows:

Nine Months Ended September 30,
2019
Operating leases
Weighted average remaining lease term	6.2 years
Weighted average discount rate	5.8%
Financing leases
Weighted average remaining lease term	2.4 years
Weighted average discount rate	4.6%

Nine Months Ended September 30,
2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$73,899
Operating cash flows from financing leases	261
Financing cash flows from finance leases	3,471
Total cash paid	$77,631

18.	Commitments and Contingent Liabilities

Contingencies

We are involved in various legal proceedings, including as a defendant in a number of lawsuits.  Although the outcomes of these proceedings and lawsuits cannot be predicted with certainty, we do not believe that any of the pending legal proceedings and lawsuits are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.  In addition, we believe that our insurance coverage will mitigate many of these claims.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of September 30, 2019, there were 47 active silica-related products liability lawsuits pending in which we are a defendant.  Although the outcomes of these lawsuits cannot be predicted with certainty, we do not believe that these matters are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

On March 18, 2019, in connection with a non-public SEC investigation, we received a subpoena seeking information relating to certain value-added proppants marketed and sold by Fairmount Santrol or Covia within the Energy segment since January 1, 2014.  Since the issuance of that subpoena, the SEC has requested additional information and subpoenaed certain current and former employees to testify. We have been cooperating with the SEC’s investigation.  The investigation is ongoing, and we cannot provide an estimate of the potential range of loss, if any, that may result.  Accordingly, no accrual has been made with respect to this matter.

Royalties

We have entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred.  Certain agreements require annual or quarterly payments based upon annual tons mined or the average selling price of tons sold.  Total royalty expense associated with these agreements was $2.9 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively, and $8.5 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively.
19.	Transactions with Related Parties

We sell minerals to Sibelco and certain of its subsidiaries (“related parties”).  Sales to related parties amounted to $1.9 million and $2.1 million in the three months ended September 30, 2019 and 2018, respectively, and $6.4 million and $4.8 million in the nine months ended September 30, 2019 and 2018, respectively.  At September 30, 2019 and December 31, 2018, we had accounts receivable from related parties of $1.9 million and $0.8 million, respectively.  These amounts are included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

We purchase minerals from certain related parties.  Purchases from related parties amounted to $0.6 million and $0.2 million in the three months ended September 30, 2019 and 2018, respectively, and $2.6 million and $5.4 million in the nine months ended September 30, 2019 and 2018, respectively.  At September 30, 2019 and December 31, 2018, we had accounts payable to related parties of $2.8 million and $0.5 million, respectively.  These amounts are included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.

Prior to the Merger, Sibelco provided certain services on behalf of Unimin, such as finance, treasury, legal, marketing, information technology, and other infrastructure support.  The cost for information technology was allocated to Unimin on a direct usage basis.  The costs for the remainder of the services were allocated to Unimin based on tons sold, revenues, gross margin, and other financial measures for Unimin compared to the same financial measures of Sibelco.  The financial information presented in these condensed consolidated financial statements may not reflect the combined financial position, operating results and cash flows of Unimin had it not been a consolidated subsidiary of Sibelco.  Actual costs that would have been incurred if Unimin had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure.  Effective on the Merger Date, Sibelco no longer provides such services to us.  Prior to the Merger, during the five months ended May 31, 2018, Unimin incurred $2.4 million for management and administrative services from Sibelco.  These costs are reflected in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Income (Loss).

Additionally, we are compensated for providing transitional services, such as accounting, human resources, information technology, mine planning, and geological services, to HPQ Co. and such compensation is recorded as a reduction of cost in selling, general, and administrative expenses.  Compensation for these transitional services was $0.01 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively, and $0.1 million and $0.4 million in the nine months ended September 30, 2019 and 2018, respectively.  Amounts are included in Selling, general, and administrative expenses on the Condensed Consolidated Statements of Income (Loss) and in Other receivables in the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018.

On June 1, 2018, we entered into an agreement with Sibelco whereby Sibelco provides sales and marketing support for certain products supporting the performance coatings and polymer solutions markets in North America and Mexico, for which we pay a 5%

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

commission of revenue, and in the rest of the world, for which we pay a 10% commission of revenue.  Sibelco also assists with sales and marketing efforts for certain products in the ceramics and sanitary ware industries outside of North America and Mexico for which we pay a 5% commission of revenue.  In addition, we provide sales and marketing support to Sibelco for certain products used in ceramics in North America and Mexico for which we earn a 10% commission of revenue.  We recorded net commission expense of $1.1 million and $1.1 million in the three months ended September 30, 2019 and 2018, respectively, and $3.2 million and $1.5 million in the nine months ended September 30, 2019 and 2018, respectively.  These amounts are recorded in Selling, general and administration expenses.

Prior to the Merger Date, we had term loans outstanding with a wholly-owned subsidiary of Sibelco.  During the nine months ended September 30, 2018, we incurred $3.1 million of interest expense for such term loans.  These costs are reflected in Interest expense, net in the accompanying Condensed Consolidated Statements of Income (Loss).  Upon closing of the Merger, these term loans were repaid with the proceeds of the Term Loan.
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

We disaggregate revenues by major source consistent with our segment reporting.  See Note 21 for further disaggregation of revenue.

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

We enter into certain supply agreements with customers that include provisions requiring payment at the inception of the supply agreement.  Deferred revenue is recorded when payment is received in advance of the performance obligation.  Changes in deferred revenue were as follows:

Nine Months Ended September 30,
2019
(in thousands)
Beginning balance	$10,826
Deferral of revenue	23,370
Recognition of unearned revenue	(15,370)
Ending balance	$18,826

At September 30, 2019 and December 31, 2018, respectively, deferred revenue balances of $13.1 million and $9.7 million were recorded as current liabilities.  At September 30, 2019 and December 31, 2018, respectively, deferred revenue balance of $5.7 million and $1.1 million were recorded in other non-current liabilities.

At September 30, 2019, we had one customer whose accounts receivable balance exceeded 10% of total accounts receivable.  This customer comprised approximately 11% of the accounts receivable balance at September 30, 2019.  At December 31, 2018, we had two customers whose accounts receivable balance exceeded 10% of total accounts receivable.  These two customers each comprised approximately 10% of our accounts receivable balance at December 31, 2018.

In the nine months ended September 30, 2019 and 2018, one customer exceeded 10% of revenues.  This customer accounted for 10% and 14% of revenues in the nine months ended September 30, 2019 and 2018, respectively.  This customer is part of our Energy segment.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

21.	Segment Reporting

We organize our business into two reportable segments, Energy and Industrial.  Our Energy segment offers the oil and gas industry a comprehensive portfolio of raw frac sand, value-added-proppants, well-cementing additives, gravel-packing media and drilling mud additives.  Our products serve hydraulic fracturing operations in the U.S., Canada, Argentina, Mexico, China, and northern Europe.  The Industrial segment provides raw, value-added and custom-blended products to the glass, ceramics, metals, coatings, polymers, construction, foundry, filtration, sports and recreation and various other industries.

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

Segment information for all periods presented in the table below has been revised accordingly to reflect the new measure of profit and loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenues
Energy	$223,318	$324,606	$710,940	$858,813
Industrial	185,639	198,762	571,199	542,794
Total revenues	408,957	523,368	1,282,139	1,401,607

Segment contribution margin
Energy	24,576	67,913	87,507	236,798
Industrial	59,061	56,805	175,792	152,631
Total segment contribution margin	83,637	124,718	263,299	389,429

Operating costs of idled facilities and excess railcar capacity	6,914	6,952	20,923	9,054
Selling, general, and administrative	35,628	43,164	116,232	99,765
Depreciation, depletion, and amortization	51,920	68,584	169,219	132,459
Goodwill and other asset impairments	7,761	265,343	7,761	277,643
Restructuring and other charges	3,378	14,750	14,915	14,750
Gain on sale of subsidiaries	(127,195)	-	(127,195)	-
Other operating expense (income), net	18	(974)	(4,704)	(330)
Operating income (loss) from continuing operations	105,213	(273,101)	66,148	(143,912)
Interest expense, net	26,894	23,530	79,896	35,325
Other non-operating expense, net	1,924	9,043	5,682	56,159
Income (loss) from continuing operations before provision (benefit) for income taxes	$76,395	$(305,674)	$(19,430)	$(235,396)

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

22.	Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations.  Goodwill was $119.8 million and $131.7 million at September 30, 2019 and December 31, 2018, respectively, and is entirely attributable to the Industrial segment.  The following goodwill activity for the nine months ended September 30, 2019 includes the disposition of goodwill allocated to Calera and the W&W Railroad.  See Note 7 for further information.

September 30, 2019
Industrial
(in thousands)
Beginning balance	$131,655
Dispositions	(11,833)
Goodwill	$119,822

We evaluate goodwill at the reporting unit level on an annual basis on October 31 and also on an interim basis when indicators of impairment exist.  Market conditions within the Energy reporting unit combined with a decline in our share price triggered a test for goodwill impairment as of September 30, 2018.  Additionally, the dispositions of Calera and the W&W Railroad, as well as the continued decline in our share price triggered an additional test for goodwill impairment as of August 31, 2019.  The tests were performed at the reporting unit level using a combination of the discounted cash flow methodology using a peer-based, risk-adjusted weighted average cost of capital, and the market multiples approach.

Upon completion of the September 30, 2018 test, the entire amount of goodwill of the Energy reporting unit was determined to be impaired and an impairment charge in the amount of $228.1 million was recorded at September 30, 2018.  The goodwill attributed to the Industrial reporting unit was determined to not be impaired.  Upon completion of the August 31, 2019 test, the goodwill attributed to the Industrial reporting unit was again determined to not be impaired.  The impairment charge related to the Energy reporting unit is included in goodwill and other asset impairments for the three and nine months ended September 30, 2018 in the Condensed Consolidated Statements of Income (Loss).

Changes in the carrying amount of intangible assets are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Beginning balance	$188,418	$52,196
Less: Reclassification to operating right-of-use assets	(40,902)	-
Less: Dispositions and impairment	(53,026)	-
Assets acquired	-	136,222
Ending balance	94,490	188,418
Accumulated amortization, beginning balance	(51,305)	(26,600)
Less: Reclassification to operating right-of-use assets accumulated amortization	5,115	-
Less: Dispositions and impairment	30,593	-
Amortization for the period	(18,255)	(24,705)
Accumulated amortization, ending balance	(33,852)	(51,305)
Intangible assets, net	$60,638	$137,113

Intangible assets, net includes acquired stream mitigation rights, customer relationships and trade names.  Acquired supply agreements, net of accumulated amortization, in the amount of $18.0 million were disposed of with the sale of Calera.  Acquired technology related to our Propel SSP® self-suspending proppant within the Energy segment, net of accumulated amortization, of $4.5 million was abandoned and impaired in its entirety.  The impairment charge is recorded in goodwill and other asset impairments in the three and nine months ended September 30, 2019 in the Condensed Consolidated Statements of Income (Loss).  Refer also to Note 2, which includes a discussion of the intangible assets acquired in the Merger.

Amortization expense is recognized in depreciation, depletion and amortization expense in the Condensed Consolidated Statements of Income (Loss).  The intangible assets had a weighted average amortization period of six years at September 30, 2019 and seven years at December 31, 2018.  Amortization expense was $3.3 million and $10.5 million for the three months ended September 30, 2019 and 2018, respectively, and $18.3 million and $14.9 million in the nine months ended September 30, 2019 and 2018, respectively.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimated amortization expense related to intangible assets for the five succeeding years is as follows:

Amortization
(in thousands)
2019	$3,091
2020	12,363
2021	12,363
2022	12,363
2023	12,363
Thereafter	8,095
Total	$60,638

23.	Restructuring and Other Charges

In response to changing market demands, we idled operations and reduced capacities at facilities serving the Energy segment.  We did not allocate restructuring charges to our Energy segment.

Additionally, in connection with the Merger, we initiated restructuring activities to achieve cost synergies from our combined operations.  We did not allocate these Merger-related restructuring charges to either of our business segments.

The following table presents a summary of restructuring charges for the nine months ended September 30, 2019 and 2018:

	Merger-related	Idled facilities	Total
	(in thousands)
One month ended September 30, 2018
Severance and relocation costs	$11,762	$893	$12,655
Contract termination costs	-	2,095	2,095
Total restructuring charges	$11,762	$2,988	$14,750

Three months ended September 30, 2019
Severance and relocation costs	$-	$(434)	$(434)
Total restructuring charges	$-	$(434)	$(434)

Nine months ended September 30, 2019
Severance and relocation costs	$1,921	$2,434	$4,355
Contract termination costs	-	1,293	1,293
Total restructuring charges	$1,921	$3,727	$5,648

The following table presents our restructuring reserve activity during 2019 and 2018:

	Merger-related	Idled facilities	Total
	(in thousands)
Accrued restructuring charges
Balances at June 30, 2018	$-	$-	$-
Charges	11,762	2,988	14,750
Cash payments	-	(423)	(423)
Balances at September 30, 2018	$11,762	$2,565	$14,327

Balances at December 31, 2018	$15,578	$3,974	$19,552
Charges	1,921	3,727	5,648
Cash payments	(10,884)	(4,677)	(15,561)
Balances at September 30, 2019	$6,615	$3,024	$9,639

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The current portion of our restructuring reserve is included in accrued expenses and long-term portion of our restructuring reserve is included in other non-current liabilities.

Restructuring and other charges on the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2019 includes other charges related to executive severance and benefits of $5.5 million and consulting and strategic costs of $3.8 million.  These other charges were recorded in Accrued expenses on the Condensed Consolidated Balance Sheet but not included in the above tables.

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

Overview

We are a leading provider of diversified mineral-based and material solutions for the Industrial and Energy markets.  We produce a wide range of specialized silica sand, nepheline syenite, feldspar, calcium carbonate, clay, and kaolin products for use in the glass, ceramics, coatings, metals, foundry, polymers, construction, water filtration, sports and recreation, and oil and gas markets in North America and around the world.  We currently have 41 active mining facilities with over 40 million tons of annual mineral processing capacity and five active coating facilities with 1.4 million tons of annual coating capacity.  Our mining and coating facilities span North America and also include operations in China and Denmark.  Our U.S., Mexico, and Canada operations have many sites in close proximity to our customer base.

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

Costs and expenses incurred related to the Merger are recorded in Other non-operating expense, net in the accompanying Consolidated Statements of Income (Loss) and include legal, accounting, valuation and financial advisory services, integration and other costs totaling $0.1 million and $5.6 million in the three months ended September 30, 2019 and 2018, respectively, and $1.0 million and $49.8 million in the nine months ended September 30, 2019 and 2018, respectively.

Unimin was determined to be the acquirer in the Merger for accounting purposes, and the historical financial statements and certain historical amounts included in the notes to our consolidated financial statements relate to Unimin.  The Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2019 includes the results of Fairmount Santrol.  The Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2018 only includes the results of Fairmount Santrol from June 2018.  The Condensed Consolidated Balance Sheet at December 31, 2018 reflect the results of Covia.

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

Recent Trends and Outlook

Energy proppant trends

Demand for proppant is significantly influenced by the level of well completions by exploration and production (“E&P”) and oil field services (“OFS”) companies, which depends largely on the current and anticipated profitability of developing oil and natural gas reserves.  Completions activity in the first half of 2019 remained relatively consistent with the second half of 2018, but began to decline toward the end of the third quarter of 2019, due primarily to budget exhaustion of E&P companies, as well as low natural gas prices.  We expect completions activity to decline through the end of 2019.  As of early October 2019, Wext Texas Intermediate crude oil prices were approximately $53 per barrel.

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

As a result of these new sources of supply and sequentially slower proppant demand, supply for proppants exceeded demand throughout the first three quarters of 2019, resulting in significantly lower proppant pricing and some facilities idling or reducing production.  We expect this supply imbalance to continue through at least the end of 2019.

In response to changing market demands, we idled operations at mines in Kasota, Minnesota; Shakopee, Minnesota; Brewer, Missouri; Voca, Texas; Maiden Rock, Wisconsin; and Wexford, Michigan and at our resin coating facilities in Cutler, Missouri; Guion, Arkansas; and Roff, Oklahoma. Additionally, we reduced production capacity and total production at certain of our Northern White sand plants.  In total, we have reduced our Energy segment annual production capacity by over 14.0 million tons since September 2018 through these capacity reduction measures, allowing us to lower fixed plant costs and consolidate volumes into lower cost operations.

As E&P companies’ budgets have contracted over the last year, the demand for proppant and the average selling price of proppant have both decreased.  In efforts to keep well completion costs low, E&P companies have significantly reduced their consumption of certain value-added proppants, leading to a decline in the sales of such value-added proppants.  In response to this trend, we reduced or discontinued sales and marketing efforts related to our Propel SSP® self-suspending proppant.  Accordingly, in the third quarter of

2019, we recorded an impairment charge of $7.8 million related to property, plant, and equipment used in the production of our Propel SSP® self-suspending proppant, as well as the associated intangible asset and earn-out contingent consideration liability.  The discontinued sale of our Propel SSP® self-suspending proppant is not expected to have a material impact on our financial results in the future.

Industrial end market trends

Our Industrial segment’s products are sold to customers in the glass, construction, ceramics, metals, foundry, coatings, polymers, sports and recreation, filtration and various other industries.  The sales in our Industrial segment correlate strongly with overall economic activity levels as reflected in the gross domestic product, unemployment levels, vehicle production and growth in the housing market.  Overall sales within our Industrial segment remain solid with certain sectors (including containerized glass in Mexico and coatings and polymers) providing above-average growth due to consumer, regulatory and/or manufacturing trends, although we expect our ceramics end markets to contract, due in part from increased import competition.  Overall, we expect Industrial markets to grow at rates similar to U.S. gross domestic product (“GDP”) growth.

Key Metrics Used to Evaluate Our Business

Our management uses a variety of financial and operational metrics to analyze our performance across our Energy and Industrial segments.  We determine our reportable segments based on the primary industries we serve, our management structure and the financial information reviewed by our chief operating decision maker in deciding how to allocate resources and assess performance.  We evaluate the performance of our segments based on their volumes sold, average selling price, and segment contribution margin and associated per ton metrics.  We evaluate the performance of our business based on company-wide operating cash flows, earnings before interest, taxes, depreciation and amortization (“EBITDA”), costs incurred that are considered non-operating, and Adjusted EBITDA.  Segment contribution margin, EBITDA, and Adjusted EBITDA are defined in the Non-GAAP Financial Measures section below.  We view these metrics as important factors in evaluating profitability and review these measurements frequently to analyze trends and make decisions, and believe these metrics provide beneficial information for investors for similar reasons.

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

Segment contribution margin is a key metric we use to evaluate our operating performance and to determine resource allocation between segments.  We define segment contribution margin as segment revenue less segment cost of sales, excluding any depreciation, depletion and amortization expenses, selling, general, and administrative costs, and operating costs of idled facilities and excess railcar capacity.  Segment contribution margin per ton is defined as segment contribution margin divided by tons sold.  Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative or superior to measures derived in accordance with GAAP.  Refer to Note 21 for further detail, including a reconciliation of operating income (loss) from continuing operations, the most directly comparable GAAP financial measure, to segment contribution margin.

We define EBITDA as net income before interest expense, income tax expense (benefit), depreciation, depletion and amortization.  Adjusted EBITDA is defined as EBITDA before non-cash stock-based compensation and certain other income or expenses, including restructuring and other charges, impairments, and Merger-related expenses.  Beginning in the first quarter of 2019, we also include non-cash lease expense of intangible assets in our calculation of Adjusted EBITDA as a result of the adoption of ASC 842.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Reconciliation of EBITDA and Adjusted EBITDA

Net income (loss) from continuing operations attributable to Covia	$53,772	$(288,794)	$(32,867)	$(234,946)
Interest expense, net	26,894	23,530	79,896	35,325
Provision (benefit) for income taxes	22,471	(16,848)	13,281	(524)
Depreciation, depletion, and amortization expense	51,920	68,584	169,219	132,459
EBITDA	155,057	(213,528)	229,529	(67,686)

Non-cash stock compensation expense(1)	2,296	2,654	8,378	3,447
Goodwill and asset impairments(2)	7,761	265,343	7,761	277,643
Restructuring and other charges(3)	3,378	24,061	17,504	24,061
Gain on sale of subsidiaries(4)	(127,195)	-	(127,195)	-
Costs and expenses related to the Merger and integration(5)	-	5,600	896	49,823
Non-cash charges relating to operating leases(6)	1,856	-	6,056	-
Adjusted EBITDA	$43,153	$84,130	$142,929	$287,288
_____________

(1) Represents the non-cash expense for stock-based awards issued to our employees and outside directors.  Stock compensation expense related to the accelerated awards as a result of the Merger is included above in costs and expenses related to the Merger and integration for the 2018 periods presented.  Stock compensation expenses are reported in Selling, general and administrative expenses.

(2) Represents expenses associated with the impairment of our Propel SSP® self-suspending proppant in the Energy segment in the three and nine months ended September 30, 2019.  Represents expenses associated with the impairment of goodwill in the Energy reporting unit and the impairment of assets from idled facilities in the three and nine months ended September 30, 2018.  Also includes charges from a terminated project in the nine months ended September 30, 2018 as a result of post-Merger synergies and capital optimization efforts.

(3) Represents expenses associated with restructuring activities as a result of the Merger and idled facilities, strategic costs, other charges related to executive severance and benefits, as well as restructuring-related SG&A expenses.

(4) Represents the gains associated with the sale of Calera and the W&W Railroad.
(5) Costs and expenses related to the Merger and integration include legal, accounting, financial advisory services, severance, debt extinguishment, integration and other expenses.

(6) Represents the amount of operating lease expense incurred for the three and nine months ended September 30, 2019 related to intangible assets that were reclassified to Operating right-of-use assets, net on the Condensed Consolidated Balance Sheets, as a result of the adoption of ASC 842.  The expense, previously recognized as non-cash amortization expense, is now recognized in Cost of goods sold (excluding depreciation, depletion, and amortization shown separately) on the Condensed Consolidated Statement of Income (Loss).

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Operating Data
Energy
Tons sold	4,177	4,497	13,191	11,747
Revenues	$223,318	$324,606	$710,940	$858,813
Segment gross profit	$17,662	$60,961	$66,584	$227,744
Industrial
Tons sold	3,583	3,680	10,744	9,997
Revenues	$185,639	$198,762	$571,199	$542,794
Segment gross profit	$59,061	$56,805	$175,792	$152,631

Financial results for the five months ended May 31, 2018 only include legacy Unimin.  Our financial results, and the table above, exclude HPQ Co. (legacy Unimin’s Electronics segment), which was distributed to Sibelco at the close of the Merger and is reported as discontinued operations in our condensed consolidated financial statements for 2018.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues

Revenues were $409.0 million for the three months ended September 30, 2019 compared to $523.4 million for the three months ended September 30, 2018, a decrease of $114.4 million, or 22%.  Volumes were 7.8 million tons for the three months ended September 30, 2019 compared to 8.2 million tons for the three months ended September 30, 2018, a decrease of 0.4 million, or 5%.  Our revenues decreased largely due to pricing and volume declines in the Energy business with unfavorable mix toward sales at the mine.

Revenues in the Energy segment were $223.3 million for the three months ended September 30, 2019 compared to $324.6 million for the three months ended September 30, 2018, a decrease of $101.3 million, or 31%.  The decrease in Energy revenues was primarily attributable to continued pricing and volume declines.  The decline in pricing was primarily due to a more unfavorable product mix in the Energy segment during the three months ended September 30, 2019 as a result of a larger percentage of our total sales consisting of local sand sales and sales at the mine, which carry a lower average selling price than other Energy segment products.  Additionally, E&P companies are approaching budget exhaustion for the year and began reducing operations in the latter half of the third quarter of 2019, further impacting the proppant market and reducing demand.  Volumes sold into the Energy segment were 4.2 million tons in the three months ended September 30, 2019, compared to 4.5 million tons in the three months ended September 30, 2018, a decrease of 0.3 million, or 7%.  On a sequential basis, which is a more comparable period for Energy, revenues in the Energy segment for the three months ended September 30, 2019 decreased $28.2 million, or 11%, compared to $251.5 million in the three months ended June 30, 2019.  This sequential change was primarily driven by decreases in proppant demand by E&P companies as they began to wind down operations for the year. Volumes in the Energy segment for the three months ended September 30, 2019 decreased 0.4 million tons, or 9%, compared to 4.6 million tons in the three months ended June 30, 2019.

Revenues in the Industrial segment were $185.6 million for the three months ended September 30, 2019 compared to $198.8 million for the three months ended September 30, 2018, a decrease of $13.2 million, or 7%.  Volumes sold into the Industrial segment were 3.6 million tons in the three months ended September 30, 2019, compared to 3.7 million tons for the three months ended September 30, 2018, a decrease of 0.1 million tons, or 3%.  Revenue and volume decreases were primarily attributed to the sale of Calera, lower transportation-related revenues, and union worker strikes in the automobile industry, which negatively impacted our metals and foundry businesses.  These decreases were partially offset by strength in coatings and polymers and solid, mid-single-digit growth in Mexican containerized glass.

Segment Gross Profit and Segment Contribution Margin

Segment gross profit was $76.7 million for the three months ended September 30, 2019 compared to segment gross profit of $117.8 million for the three months ended September 30, 2018, a decrease of $41.1 million, or 35%.  The segment gross profit decrease was primarily due to lower volumes as a result of the proppant market downturn and reductions in E&P operations.  Segment gross profit was also negatively affected by downward pricing pressure and higher railcar maintenance and storage costs.  Additionally, for the three months ended September 30, 2019 gross profit was negatively impacted by $1.9 million in costs associated with operating lease expense related to the adoption of ASC 842.

Segment contribution margin was $83.6 million in the three months ended September 30, 2019 and further excludes $1.0 million of operating costs of idled facilities and $5.9 million of excess railcar capacity costs.  Segment contribution margin was $124.7 million in the three months ended September 30, 2018 and excludes $1.0 million and $6.0 million of operating costs of idled facilities and excess railcar capacity costs, respectively.  These excluded costs are entirely attributable to the Energy segment.

Energy segment gross profit was $17.7 million for the three months ended September 30, 2019 compared to $61.0 million for the three months ended September 30, 2018, a decrease of $43.3 million, or 71%.  For the three months ended September 30, 2019, the Energy segment gross profit included $1.9 million of operating lease expense related to the adoption of ASC 842.  The remaining Energy segment gross profit decrease was primarily due to lower volumes, downward pricing pressure, reductions in E&P operations and higher railcar maintenance and storage costs.  On a sequential basis, Energy segment gross profit for the three months ended September 30, 2019 decreased $16.2 million compared to $33.9 million in the three months ended June 30, 2019.  This sequential change was primarily driven by decreases in proppant demand by E&P companies as they began to wind down operations for the year.

Industrial segment gross profit was $59.1 million for the three months ended September 30, 2019 compared to $56.8 million for the three months ended September 30, 2018, an increase of $2.3 million, or 4%.  The increase in Industrial segment gross profit was primarily due to reductions in manufacturing costs as a result of cost reduction initiatives as well as the effect of pricing increases instituted at the beginning of 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased $7.6 million, or 18%, to $35.6 million for the three months ended September 30, 2019 compared to $43.2 million for the three months ended September 30, 2018.  SG&A for the three months ended September 30, 2019 included $2.3 million of stock compensation expense compared to $2.7 million of stock compensation expense in the three months ended September 30, 2018.  The decrease is primarily due to expense reduction initiatives, headcount rationalization, and synergy realization.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) decreased $16.7 million, or 24%, to $51.9 million for the three months ended September 30, 2019 compared to $68.6 million in the three months ended September 30, 2018.  Amortization expense in the third quarter of 2019 decreased by approximately $14.7 million compared to the third quarter of 2018 due to the full amortization, disposal, or impairment of certain intangible assets.  Additionally, depreciation of property, plant, and equipment decreased in the third quarter of 2019 compared to the third quarter of 2018 due to lower capital expenditures and a lower depreciable base of existing property, plant, and equipment.

Goodwill and Other Asset Impairments

In the three months ended September 30, 2019, goodwill and other asset impairments was $7.8 million, a decrease of $257.5 million, or 97%, compared to goodwill and other asset impairments of $265.3 million in the three months ended September 30, 2018.  We recorded a $7.8 million charge to adjust the carrying amount of long-lived assets specific to our Propel SSP® self-suspending proppant within the Energy segment, to their salvage value, if any.  We incurred goodwill and other asset impairments of $265.3 million in the third quarter of 2018 related to the impairment of goodwill in the Energy reporting unit and the impairment of assets at idled facilities as a result of the downturn in the proppant market.

Restructuring and Other Charges

In the three months ended September 30, 2019, we incurred $3.8 million of strategic-related charges.  In the three months ended September 30, 2018, we recorded $14.8 million in restructuring charges, primarily related to separation and relocation costs as a result of the Merger and idled facilities.

Gain on Sale of Subsidiaries

In the three months ended September 30, 2019, we recorded a gain of $127.2 million on the sale of Calera and the W&W Railroad.  There were no such sales in the three months ended September 30, 2018.

Other Operating Expense (Income), net

Other operating expense (income), net increased $1.0 million to $0.02 million for the three months ended September 30, 2019 compared to income of $1.0 million for the three months ended September 30, 2018.  Other operating expense in the third quarter of 2019 primarily included foreign currency fluctuations.  In the third quarter of 2018, other operating income included government incentives for facility relocations.

Operating Income (Loss) from Continuing Operations

Operating income from continuing operations increased approximately $378.3 million to $105.2 million for the three months ended September 30, 2019 compared to a loss of $273.1 million for the three months ended September 30, 2018.  The change in operating income from continuing operations for the three months ended September 30, 2019 was primarily due to the gain on the sales of Calera and the W&W Railroad, as well as reductions in SG&A, DD&A, and goodwill and other asset impairments, partially offset by lower profitability in the Energy segment in the three months ended September 30, 2019.

Interest Expense, net

Interest expense increased $3.4 million to $26.9 million for the three months ended September 30, 2019 compared to $23.5 million for the three months ended September 30, 2018.  The increase in interest expense is primarily due to a reduction in capitalized interest in the third quarter of 2019 compared to the third quarter of 2018, as well as an increase in interest rates in the third quarter of 2019 compared to the third quarter of 2018.

Other Non-Operating Expense, net

Other non-operating expense, net decreased $7.1 million to $1.9 million in the three months ended September 30, 2019 compared to $9.0 million in the three months ended September 30, 2018.  The decrease is primarily due to a $5.5 million reduction in legal, accounting, and other expenses incurred in connection with the Merger, as well a $1.6 million decrease in settlement accounting charges in the third quarter of 2019 compared to the third quarter of 2018.

Provision (Benefit) for Income Taxes

The provision for income taxes increased $39.3 million to $22.5 million for the three months ended September 30, 2019 compared to a benefit of $16.8 million for the three months ended September 30, 2018.  Income before income taxes increased $382.1 million to $76.4 million for the three months ended September 30, 2019 compared to a loss of $305.7 million for the three months ended September 30, 2018.  The increase in tax expense was primarily related to gains from the sales of Calera and the W&W Railroad and a valuation allowance established for interest expense disallowed under IRC Section 163(j) offset by the benefit from depletion.

The effective tax rate was 29.4% and 5.5% for the three months ended September 30, 2019 and 2018, respectively.  The increase in the effective tax rate for the three months ended September 30, 2019 is primarily attributable to gains from the sales of Calera and the W&W Railroad and a valuation allowance established for interest expense disallowed under IRC Section 163(j) offset by the benefit from depletion.  Additionally, the effective tax rate for the three months ended September 30, 2018 rate differed from the statutory rate primarily due to the non-deductibility of a goodwill impairment.

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

Net Income (Loss) Attributable to Covia

Net income attributable to Covia increased $342.6 million to $53.8 million for the three months ended September 30, 2019 compared to a loss of $288.8 million for the three months ended September 30, 2018 primarily due to the gain on the sales of Calera and the

W&W Railroad, as well as reductions in SG&A, DD&A, and goodwill and other asset impairments, partially offset by lower profitability in the Energy segment in the three months ended September 30, 2019 discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $40.9 million to $43.2 million for the three months ended September 30, 2019 compared to $84.1 million for the three months ended September 30, 2018.  Adjusted EBITDA for the three months ended September 30, 2019 excludes the impact of $2.3 million of non-cash stock compensation expense, $7.8 million of impairment, $3.4 million in restructuring and other charges, $127.2 million in gain on sale of subsidiaries, and $1.9 million in costs associated with operating lease expense related to the adoption of ASC 842.  The change in Adjusted EBITDA is largely due to the profitability, SG&A, DD&A and other factors discussed above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues

Revenues were $1,282.1 million for the nine months ended September 30, 2019 compared to $1,401.6 million for the nine months ended September 30, 2018, a decrease of $119.5 million, or 9%.  With the inclusion of legacy Fairmount Santrol revenues for the nine months ended September 30, 2018 of $477.3 million, total revenues for the nine months ended September 30, 2018 were $1,878.9 million.  Total revenues for the nine months ended September 30, 2019 decreased $596.8 million, or 32%, from the nine months ended September 30, 2018, including legacy Fairmount Santrol revenues for the five months ended May 31, 2018.  Total volumes were 23.9 million tons for the nine months ended September 30, 2019 compared to 21.7 million tons for the nine months ended September 30, 2018, an increase of 2.2 million tons, or 10%.  With the inclusion of legacy Fairmount Santrol volumes for the five months ended May 31, 2018 of 5.6 million tons, total volumes for the nine months ended September 30, 2018 were 27.3 million tons.  Total volumes for the nine months ended September 30, 2019 decreased 3.4 million tons, or 12%, from the nine months ended September 30, 2018, including legacy Fairmount Santrol volumes for the five months ended May 31, 2018.  Our revenues decreased largely due to pricing and volumes declines in the Energy business.

Revenues in the Energy segment were $710.9 million for the nine months ended September 30, 2019 compared to $858.8 million for the nine months ended September 30, 2018.  With the inclusion of legacy Fairmount Santrol Energy revenues for the five months ended May 31, 2018 of $421.5 million, total Energy revenues were $1,280.3 million for the nine months ended September 30, 2018.  Total Energy revenues for the nine months ended September 30, 2019 decreased $569.4 million, or 44%, from the nine months ended September 30, 2018, including legacy Fairmount Santrol revenues for the five months ended May 31, 2018.  Volumes sold into the Energy segment were 13.2 million tons in the nine months ended September 30, 2019 compared to 11.7 million tons in the nine months ended September 30, 2018, an increase of 1.5 million tons, or 13%.  With the inclusion of legacy Fairmount Santrol Energy volumes for the five months ended May 31, 2018 of 4.6 million tons, total Energy volumes for the nine months ended September 30, 2018 were 16.3 million tons.  Total volumes for the nine months ended September 30, 2019 decreased 3.1 million tons, or 19%, from the nine months ended September 30, 2018, including legacy Fairmount Santrol volumes for the five months ended May 31, 2018.  Energy revenues decreased primarily due to pricing and volume declines coupled with unfavorable product mix toward local sand sales and sales at the mine, each of which carry lower average selling prices.  Additionally, E&P companies are approaching budget exhaustion for the year and began to reduce operations starting in the latter half of the third quarter of 2019, further impacting the proppant market and reducing demand.

Revenues in the Industrial segment were $571.2 million for the nine months ended September 30, 2019 compared to $542.8 million for the nine months ended September 30, 2018, an increase of $28.4 million, or 5%.  With the inclusion of legacy Fairmount Santrol Industrial revenues for the five months ended May 31, 2018 of $55.8 million, total Industrial revenues for the nine months ended September 30, 2018 were $598.6 million.  Total Industrial revenues for the nine months ended September 30, 2019 decreased $27.4 million, or 5%, from the nine months ended September 30, 2018, including legacy Fairmount Santrol revenues for the five months ended May 31, 2018.  Volumes sold into the Industrial segment were 10.7 million tons in the nine months ended September 30, 2019, compared to 10.0 million tons for the nine months ended September 30, 2018, an increase of 0.7 million tons, or 7%.  With the inclusion of legacy Fairmount Santrol Industrial volumes for the five months ended May 31, 2018 of 1.0 million tons, total Industrial volumes for the nine months ended September 30, 2018 were 11.0 million tons, a decrease of 0.3 million tons, or 3%.  Total Industrial revenue decreases are primarily attributable to lower transportation-related revenues, the sale of our Calera, Alabama facility, and lower volumes in the ceramics markets, offset somewhat by increased volumes in the coatings and polymers markets.

Segment Gross Profit and Segment Contribution Margin

Segment gross profit was $242.4 million for the nine months ended September 30, 2019 compared to segment gross profit of $380.3 million for the nine months ended September 30, 2018, a decrease of $137.9 million, or 36%.  With the inclusion of legacy Fairmount Santrol segment gross profit for the five months ended May 31, 2018 of $158.1 million, total segment gross profit for the nine months ended September 30, 2018 was $538.4 million.  Total segment gross profit for the nine months ended September 30, 2019 decreased $296.0 million, or 55%, from the nine months ended September 30, 2018, including legacy Fairmount Santrol gross profit for the five months ended May 31, 2018.  The segment gross profit decrease was primarily due to lower volumes as a result of the proppant market downturn and reductions in E&P operations.  Segment gross profit was also negatively affected by downward pricing pressure and higher railcar maintenance and storage costs.  Additionally, for the nine months ended September 30, 2019 gross profit was negatively impacted by $6.1 million in costs associated with operating lease expense related to the adoption of ASC 842.

Segment contribution margin was $263.3 million in the nine months ended September 30, 2019 and further excludes $3.0 million of operating costs of idled facilities and $17.9 million of excess railcar capacity costs.  Segment contribution margin was $389.4 million in the nine months ended September 30, 2018 and further excludes $1.1 million of operating costs of idled facilities and $8.0 million of excess railcar capacity costs.  These excluded costs are entirely attributable to the Energy segment.

Energy segment gross profit was $66.6 million for the nine months ended September 30, 2019 compared to $227.7 million for the nine months ended September 30, 2018, a decrease of $161.1 million, or 71%.  With the inclusion of legacy Fairmount Santrol Energy segment gross profit for the five months ended May 31, 2018 of $136.7 million, total Energy segment gross profit was $364.4 million.  Total Energy segment gross profit for the nine months ended September 30, 2019 decreased $297.8 million, or 82%, from the nine months ended September 30, 2018, including legacy Fairmount Santrol gross profit for the five months ended May 31, 2018.  For the nine months ended September 30, 2019, the Energy segment gross profit included $6.1 million of operating lease expense related to the adoption of ASC 842, $0.4 million of expense related to the write-up of legacy Fairmount Santrol’s inventories to fair value as a result of the Merger under GAAP.  The remaining Energy segment gross profit decrease was primarily due to lower volumes, downward pricing pressure, reductions in E&P operations and higher railcar maintenance and storage costs.

Industrial segment gross profit was $175.8 million for the nine months ended September 30, 2019 compared to $152.6 million for the nine months ended September 30, 2018, an increase of $23.2 million, or 15%.  With the inclusion of legacy Fairmount Santrol Industrial segment gross profit for the five months ended May 31, 2018 of $21.4 million, total Industrial segment gross profit was $174.0 million and relatively flat year over year.  For the nine months ended September 30, 2019, the Industrial segment gross profit included $0.6 million of expense related to the write-up of legacy Fairmount Santrol’s inventories to fair value as a result of the Merger under GAAP.

Selling, General and Administrative Expenses

SG&A increased $16.4 million, or 16%, to $116.2 million for the nine months ended September 30, 2019 compared to $99.8 million for the nine months ended September 30, 2018.  SG&A for the nine months ended September 30, 2019 includes stock compensation expense of $8.4 million compared to $3.4 million of stock compensation expense in the nine months ended September 30, 2018.  With the inclusion of legacy Fairmount Santrol SG&A for the five months ended May 31, 2018 of $44.2 million, total SG&A was $144.0 million.  Total SG&A decreased $27.8 million, or 19%, from the nine months ended September 30, 2018, including legacy Fairmount Santrol SG&A for the five months ended May 31, 2018.  The decrease is primarily due to expense reduction initiatives, headcount rationalization, and synergy realization.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $36.7 million to $169.2 million for the nine months ended September 30, 2019, compared to $132.5 million in the nine months ended September 30, 2018.  The increase compared to the prior year comparable period was due to the inclusion of mineral reserves depletion for production facilities acquired in connection with the Merger, partially offset by the full amortization, disposal, or impairment of certain intangible assets.

Goodwill and Other Asset Impairments

In the nine months ended September 30, 2019, goodwill and other asset impairments was $7.8 million, a decrease of $269.8 million, or 97%, compared to goodwill and other asset impairments of $277.6 million in the nine months ended September 30, 2018.  We recorded $7.8 million of impairment related to the abandonment of our Propel SSP® self-suspending proppant in the third quarter of 2019.  In the third quarter of 2018, we incurred goodwill and other asset impairments $265.3 million related to the impairment of goodwill in the Energy reporting unit and the impairment of assets at idled facilities as a result of the downturn in the proppant market.

Also, in the nine months ended September 30, 2018, we incurred asset impairments of $12.3 million for a facility expansion that was terminated as a result of the Merger.  We impaired the cost of assets that could not be used or transferred to other facilities.

Restructuring and Other Charges

We incurred restructuring and other charges of $14.9 million in the nine months ended September 30, 2019 compared to $14.8 million in the nine months ended September 30, 2018, an increase of $0.1 million, or 1%.  Restructuring charges are primarily related to separation and relocation costs as a result of the Merger and idled facilities.  Current period restructuring charges also include minimum quantity penalties incurred in connection with reduced production at idled facilities.  Included in the nine months ended September 30, 2019 is $5.5 million of other charges related to executive severance and benefits and $3.8 million of strategic-related charges.

Gain on Sale of Subsidiaries

In the nine months ended September 30, 2019, we recorded a gain of $127.2 million on the sale of Calera and the W&W Railroad.  There were no such sales in the nine months ended September 30, 2018.

Other Operating Income, net

Other operating income, net increased $4.4 million to $4.7 million for the nine months ended September 30, 2019 compared to $0.3 million in the nine months ended September 30, 2018.  Other operating income, net for the nine months ended September 30, 2019 included the income related to realization of customary take-or-pay provisions of certain customer supply agreements.  Additionally, for the nine months ended September 30, 2019, we recorded $1.9 million on loss on disposal of fixed assets and recognized income related to easements granted for consideration on certain of our properties in Mexico and Virginia.

Operating Income (Loss) from Continuing Operations

Operating income from continuing operations increased $210.0 million to $66.1 million for the nine months ended September 30, 2019 compared to a loss of $143.9 million for the nine months ended September 30, 2018.  The change in operating income from continuing operations for the nine months ended September 30, 2019 was primarily due to the gain on the sales of Calera and the W&W Railroad, as well as reductions in goodwill and other asset impairments, partially offset by lower profitability in the Energy segment.

Interest Expense, net

Interest expense increased $44.6 million, or 126%, to $79.9 million for the nine months ended September 30, 2019 compared to $35.3 million for the nine months ended September 30, 2018.  The increase in expense is primarily due to the interest on our Term Loan, which was incurred for the entirety of 2019, but only for four months of the second and third quarters of 2018.  The Term Loan was used to finance the Merger.

Other Non-Operating Expense, net

Other non-operating expense, net decreased $50.5 million to $5.7 million in the nine months ended September 30, 2019 compared to $56.2 million in the nine months ended September 30, 2018.  The decrease is primarily due to a $48.8 million reduction in legal, accounting, and other expenses incurred in connection with the Merger, partially offset by $1.2 million in acceleration of previously deferred pension-related expenses due to settlement accounting application in 2019 as distributions exceed the current period service and interest cost recognized.

Provision (Benefit) for Income Taxes

The provision for income taxes increased $13.8 million to $13.3 million for the nine months ended September 30, 2019 compared to a benefit of $0.5 million for the nine months ended September 30, 2018.  Loss before income taxes decreased $216.0 million to a loss of $19.4 million for the nine months ended September 30, 2019 compared to a loss of $235.4 million for the nine months ended September 30, 2018.  The increase in tax expense was primarily related to gains from the sales of Calera and the W&W Railroad and a valuation allowance established for interest expense disallowed under IRC Section 163(j) offset by the benefit from depletion.

The effective tax rate was negative 68.4% and positive 0.2% for the nine months ended September 30, 2019 and 2018, respectively.  The negative effective tax rate for the nine months ended September 30, 2019 is primarily attributable to gains from the sales of Calera and the W&W Railroad and a valuation allowance established for interest expense disallowed under IRC Section 163(j) in excess of the benefits from depletion. Additionally, the effective tax rate for the nine months ended September 30, 2018 rate differed from the statutory rate primarily due to the non-deductibility of a goodwill impairment.

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

Net Loss Attributable to Covia

Net loss attributable to Covia decreased $189.5 million, or 85%, to a loss of $32.9 million for the nine months ended September 30, 2019 compared to a loss of $222.4 million for the nine months ended September 30, 2018, which includes income of $12.6 million from discontinued operations.  The remaining change in net loss attributable to Covia is primarily due to the gain on the sales of Calera and the W&W Railroad, as well as reductions in goodwill and other asset impairments, partially offset by lower profitability in the Energy segment in the nine months ended September 30, 2019 discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $144.4 million to $142.9 million for the nine months ended September 30, 2019 compared to $287.3 million for the nine months ended September 30, 2018.  Adjusted EBITDA for the nine months ended September 30, 2019 excludes the impact of $8.4 million of non-cash stock compensation expense, $7.8 million of impairment, $17.5 million in restructuring and other charges, $127.2 million in gain on sale of assets, $0.9 million in Merger-related and integration expenses and $6.1 million in costs associated with operating lease expense related to the adoption of ASC 842.  The change in Adjusted EBITDA is largely due to profitability, SG&A, DD&A, and other factors discussed above.

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

Due to the continued challenging market conditions impacting our Energy segment, we may exceed the financial ratio covenant contained in the Revolver as early as the end of 2019.  Our principal sources of liquidity are cash on-hand and cash flow from operations, both now and in the near future.  We are exploring the replacement of the Revolver with other instruments that provide additional flexibility.  As of September 30, 2019, we had unrestricted net availability of $188.7 million under our Revolver, with the only use being limited to standby letters of credit.  We are not currently in violation of any covenants contained in the Revolver or Term Loan.  We have the ability to cancel the Revolver at any time, and expect to do so if we arrange for alternative liquidity sources or if we anticipate covenant violations.

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

The Term Loan and Revolver contain customary representations and warranties, affirmative covenants, negative covenants and events of default.  Negative covenants include, among others, limitations on debt, liens, asset sales, mergers, consolidations and fundamental changes, dividends and repurchases of equity securities, repayments or redemptions of subordinated debt, investments, transactions with affiliates, restrictions on granting liens to secure obligations, restrictions on subsidiary distributions, changes in the conduct of the business, amendments and waivers in organizational documents and junior debt instruments and changes in the fiscal year.  As of September 30, 2019, we were in compliance with all covenants in accordance with the terms of the Revolver.

The proceeds of the Term Loan were primarily used to repay certain debt of legacy Fairmount Santrol and legacy Unimin, which included additional debt incurred to fund the Cash Redemption and to pay $170 million to Fairmount Santrol stockholders as part of the Merger.

See Note 8 in the condensed consolidated financial statements included in this Report for further detail.

As of September 30, 2019, we had outstanding term loan borrowings of $1.63 billion and cash on hand of $340.1 million.  As of September 30, 2019, under our Revolver, we had $11.3 million committed to letters of credit, leaving net availability at $188.7 million.  In the third quarter of 2019, we sold Calera and the W&W Railroad for a combined $240 million in cash.  The proceeds from these transactions may be used to pay down the Term Loan and fund operations.

Our operations are capital intensive and short-term capital expenditures related to certain strategic projects can be substantial.  As of the date of this Report, we believe that our liquidity will be sufficient to meet cash obligations, including working capital requirements, anticipated capital expenditures, and scheduled debt service over the next 12 months.

Working Capital

Working capital is the amount by which current assets (excluding cash and cash equivalents and assets held for sale) exceed current liabilities (excluding current portion of long-term debt) and represents a measure of liquidity.  Covia’s working capital was $148.1 million at September 30, 2019 and $216.3 million at December 31, 2018.  The decrease in working capital is primarily due to improvements in cash collections and days sales outstanding ratios of our accounts receivable portfolio, increases in days payables outstanding, and decreases from the dispositions of Calera and the W&W Railroad.  The decrease in working capital is primarily offset by increases in deferred revenue and the current portion of operating lease liabilities as a result of the adoption of ASC 842.

Cash Flow Analysis

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, the gain on the sale of subsidiaries, impairment charges, and the effect of changes in working capital.

Net cash provided by operating activities was $68.8 million for the nine months ended September 30, 2019 compared with $190.3 million in the nine months ended September 30, 2018.  This $121.5 million variance was primarily due to lower earnings and the changes in working capital, noted previously.

Net Cash Used in Investing Activities

Investing activities consist primarily of capital expenditures for growth and maintenance.  Capital expenditures generally are for expansions of production or terminal facilities, land and reserve acquisition or maintenance related expenditures for asset replacement and health, safety, and quality improvements.

Net cash provided by investing activities was $155.2 million for the nine months ended September 30, 2019 compared to $283.3 million used for the nine months ended September 30, 2018.  The $438.5 million variance was primarily related to the net proceeds of $234.0 million from the sale of Calera and the W&W Railroad, the decrease in capital expenditures, and payments made in connection with the Merger in 2018.

Capital expenditures of $75.1 million in the nine months ended September 30, 2019 were primarily focused on growth expenditures at our Canoitas, Mexico facility and the completion of in-basin sand plants.  Capital expenditures were $188.4 million in the nine months ended September 30, 2018 and were primarily focused on completing our West Texas facilities, completion of expansion projects at our Illinois and Oregon facilities, and expanding capacity at our Canoitas, Mexico facility.

For the full year 2019, we expect capital expenditures to be in the range of $80 million to $100 million.  We expect these expenditures will primarily include maintenance and growth capital expenditures at existing locations.

Net Cash Used in Financing Activities

Financing activities consist primarily of borrowings under our Term Loan, repayments of Unimin and Fairmount Santrol debt, and the Cash Redemption payment made in connection with the Merger.

Net cash used in financing activities was $18.1 million in the nine months ended September 30, 2019 compared to $61.9 million used in the nine months ended September 30, 2018.  The $43.8 million variance is the largely due to the various debt transactions that occurred as part of the Merger in 2018, including borrowing the $1.65 billion Term Loan, $1.11 billion in payments on Unimin and Fairmount Santrol debts, a $520.4 million Cash Redemption payment, and $41.2 million in Merger-related debt refinancing fees.  In the nine months ended September 30, 2019, we paid $12.4 million in principal payments on our Term Loan.

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

Contractual Obligations

As of September 30, 2019, we have contractual obligations for long-term debt, finance leases, operating leases, terminal operating costs, capital commitments, purchase obligations, and other long-term liabilities.  Substantially all of the operating lease obligations are for railcars.

There have been no significant changes outside the ordinary course of business to our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K.  Included in that table are operating lease obligations, which are now recorded on our balance sheet as a result of the adoption of ASC 842, effective January 1, 2019.  See Note 17 for further detail.

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

As of September 30, 2019 and December 31, 2018, we had $32.1 million and $31.2 million, respectively, accrued for Asset Retirement Obligations, which include future reclamation costs.  There were no significant changes with respect to environmental liabilities or future reclamation costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swaps

Due to our variable-rate indebtedness, we are exposed to fluctuations in interest rates.  We use fixed interest rate swaps to manage this exposure.  These derivative instruments are reported at fair value in accrued expenses and other non-current liabilities.  Changes in the fair value of derivatives are recorded each period in other comprehensive income.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.  No components of our hedging instruments were excluded from the assessment of hedge effectiveness.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.  The gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

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

As of September 30, 2019, the fair value of the interest rate swaps was a liability of $24.9 million.

A hypothetical increase or decrease in interest rates by 1.0% on variable rate debt would have had an approximate $12.3 million impact on our interest expense in the nine months ended September 30, 2019.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers.  In the nine months ended September 30, 2019 and 2018, one customer exceeded 10% of our revenues.  This customer accounted for 10% and 14% of our revenues in the nine months ended September 30, 2019 and 2018, respectively.  At September 30, 2019, we had one customer whose accounts receivable balance exceeded 10% of total receivables.  Approximately 11% of our accounts receivable balance at September 30, 2019 was from this customer.  At December 31, 2018, we had two customers whose accounts receivable balances each exceeded 10% of total receivables.  Approximately 10% of our accounts receivable balance at December 31, 2018 was from each of these two customers.  We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

Foreign Currency Risk

We are subject to market risk related to foreign currency exchange rate fluctuations.  Revenues from international operations represented 10% and 11% of our revenues for the nine months ended September 30, 2019 and 2018, respectively.  A portion of our business is transacted in currencies other than the functional currency, including the Canadian dollar and Mexican peso.  Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. dollar-denominated revenues with operating expenses that are paid in the same currencies.  To date, foreign currency fluctuations have not had a material impact on results from operations.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are currently in the process of integrating internal controls and procedures of the predecessor entities into internal controls over financial reporting.  As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the SEC, we will assess the effectiveness of our internal control over financial reporting for the fiscal year ended December 31, 2019.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Product Liability Matters

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of September 30, 2019, we were subject to approximately 47 active silica exposure cases.  Many of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in various jurisdictions over the years.  In accordance with the terms of our insurance coverage, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of a percentage of the defense costs.  Based on information currently available, management cannot reasonably estimate a loss at this time.  Although the outcomes of these lawsuits cannot be predicted with certainty, management does not believe that the pending lawsuits, individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors discussed under the caption “Risk Factors” in the Form 10-K.  Other than those noted above, there have been no material changes to the risk factors previously disclosed in the Form 10-K.

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

2.1

Membership Interest Purchase Agreement, dated as of July 3, 2019, by and among Covia Holdings Corporation, Covia Lime, LLC and Mississippi Lime Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 10, 2019) (File No. 001-38510).

2.2

Stock Purchase Agreement, dated as of July 25, 2019, by and among Covia Holdings Corporation, WWRR Acquisition, LLC, and OmniTRAX, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 30, 2019) (File No. 001-38510).

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

4.1

Amended and Restated Stockholders Agreement, dated as of September 1, 2019, by and among Covia Holdings Corporation, SCR-Sibelco NV and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on August 22, 2019) (File No. 001-38510).

4.2

Registration Rights Agreement, dated as of June 1, 2018, by and between Covia Holdings Corporation and SCR-Sibelco NV (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company, filed with the SEC on June 6, 2018) (File No. 001-38510).

10.1

Letter agreement with Richard A. Navarre dated August 19, 2019 and Form of Restricted Stock Unit Agreement for President and CEO for 2018 Omnibus Incentive Plan of Covia Holdings Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on August 22, 2019) (File No. 001-38510).

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

32.1(x)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(x)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1(x)	Mine Safety Disclosure Exhibit

101.INS(x)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(x)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL(x)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(x)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(x)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(x)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

COVIA HOLDINGS CORPORATION

EXHIBIT INDEX

Exhibit No.	Description

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covia Holdings Corporation

By:	/s/ Andrew D. Eich
Andrew D. Eich
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	November 6, 2019