Form 10-Q
period 2020-03-31
Covia Holdings Corp
filed 2020-06-30
CIK 1722287

123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of Common Stock outstanding, par value $0.01 per share, as of June 29, 2020:  158,195,156

Covia Holdings Corporation and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Loss

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Revenues	$322,660	$428,246
Cost of goods sold (excluding depreciation, depletion,
and amortization shown separately)	253,874	361,560

Operating expenses
Selling, general and administrative expenses	33,447	41,960
Depreciation, depletion and amortization expense	34,830	58,095
Restructuring and other charges	5,499	2,002
Other operating income, net	(2,268)	(6,859)
Loss from operations	(2,722)	(28,512)

Interest expense, net	23,583	25,603
Other non-operating expense, net	2,912	2,187
Loss before benefit for income taxes	(29,217)	(56,302)

Benefit from income taxes	(28,252)	(4,054)
Net loss	(965)	(52,248)
Less: Net loss attributable to the non-controlling interest	(24)	(3)
Net loss attributable to Covia Holdings Corporation	$(941)	$(52,245)

Loss per share
Basic	$(0.01)	$(0.40)
Diluted	$(0.01)	$(0.40)

Weighted average number of shares outstanding
Basic	131,850	131,287
Diluted	131,850	131,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(965)	$(52,248)
Other comprehensive loss, before tax
Foreign currency translation adjustments	(27,077)	2,301
Employee benefit obligations	1,854	4,902
Amortization and change in fair value of derivative instruments	(13,320)	(7,841)
Total other comprehensive loss, before tax	(38,543)	(638)
Provision (benefit) for income taxes related to items of other comprehensive loss	176	(521)
Comprehensive loss, net of tax	(39,684)	(52,365)
Comprehensive loss attributable to the non-controlling interest	(24)	(3)
Comprehensive loss attributable to Covia Holdings Corporation	$(39,660)	$(52,362)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019
	(in thousands, except par value)
Assets
Current assets
Cash and cash equivalents	$298,164	$319,484
Accounts receivable, net of allowance for doubtful accounts of $2,066 and $2,211
at March 31, 2020 and December 31, 2019, respectively	183,030	199,027
Inventories, net	116,283	121,790
Other receivables	40,706	15,879
Prepaid expenses and other current assets	18,290	20,843
Total current assets	656,473	677,023

Property, plant and equipment, net	1,382,248	1,419,982
Operating right-of-use assets, net	152,633	158,489
Deferred tax assets, net	12,162	13,725
Goodwill	119,822	119,822
Intangibles, net	31,731	33,630
Other non-current assets	25,988	23,847
Total assets	$2,381,057	$2,446,518

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$1,546,769	$18,633
Operating lease liabilities, current	62,438	63,773
Accounts payable	93,459	97,313
Accrued expenses	100,488	126,895
Deferred revenue	19,648	7,815
Total current liabilities	1,822,802	314,429

Long-term debt	2,859	1,539,073
Operating lease liabilities, non-current	257,448	272,378
Employee benefit obligations	63,259	66,073
Deferred tax liabilities, net	131	131
Other non-current liabilities	95,428	77,270
Total liabilities	2,241,927	2,269,354

Commitments and contingent liabilities (Note 15)
Equity
Preferred stock: $0.01 par value, 15,000 authorized shares at
March 31, 2020 and December 31, 2019
Shares outstanding: 0 at March 31, 2020 and December 31, 2019	-	-
Common stock: $0.01 par value, 750,000 authorized shares
at March 31, 2020 and December 31, 2019
Shares issued: 158,195 at March 31, 2020 and December 31, 2019
Shares outstanding: 132,024 and 131,743 at March 31, 2020
and December 31, 2019, respectively	1,777	1,777
Additional paid-in capital	396,646	400,047
Retained earnings	356,916	357,857
Accumulated other comprehensive loss	(143,805)	(105,086)
Total equity attributable to Covia Holdings Corporation before treasury stock	611,534	654,595
Less: Treasury stock at cost
Shares in treasury: 26,171 and 26,452 at March 31, 2020
and December 31, 2019, respectively	(473,059)	(478,110)
Total equity attributable to Covia Holdings Corporation	138,475	176,485
Non-controlling interest	655	679
Total equity	139,130	177,164
Total liabilities and equity	$2,381,057	$2,446,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity attributable to Covia Holdings Corporation
		Shares of	Additional		Accumulated Other		Shares of		Non-
	Common	Common	Paid-in	Retained	Comprehensive	Treasury	Treasury		Controlling
	Stock	Stock	Capital	Earnings	Loss	Stock	Stock	Subtotal	Interest	Total
	(in thousands)
Three Months Ended March 31, 2019
Beginning balance	$1,777	131,188	$388,027	$1,647,959	$(95,225)	$(488,141)	27,007	$1,454,397	$556	$1,454,953
Net loss	-	-	-	(52,245)	-	-	-	(52,245)	(3)	(52,248)
Other comprehensive loss	-	-	-	-	(117)	-	-	(117)	-	(117)
Share-based awards exercised or distributed	-	232	(4,209)	-	-	4,185	(232)	(24)	-	(24)
Stock compensation expense	-	-	2,767	-	-	-	-	2,767	-	2,767
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	1	1
Balances at March 31, 2019	$1,777	131,420	$386,585	$1,595,714	$(95,342)	$(483,956)	26,775	$1,404,778	$554	$1,405,332

Three Months Ended March 31, 2020
Beginning balance	$1,777	131,743	$400,047	$357,857	$(105,086)	$(478,110)	26,452	$176,485	$679	$177,164
Net loss	-	-	-	(941)	-	-	-	(941)	(24)	(965)
Other comprehensive loss	-	-	-	-	(38,719)	-	-	(38,719)	-	(38,719)
Share-based awards exercised or distributed	-	281	(5,051)	-	-	5,051	(281)	-	-	-
Stock compensation expense	-	-	1,650	-	-	-	-	1,650	-	1,650
Balances at March 31, 2020	$1,777	132,024	$396,646	$356,916	$(143,805)	$(473,059)	26,171	$138,475	$655	$139,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss attributable to Covia Holdings Corporation	$(941)	$(52,245)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	34,830	58,095
Amortization of deferred financing costs	1,237	1,490
Gain on disposal of fixed assets	(815)	-
Deferred income tax benefit	(665)	(8,596)
Stock compensation expense	1,650	2,767
Net loss from non-controlling interest	(24)	(3)
Other, net	(2,277)	150
Change in operating assets and liabilities:
Accounts receivable	12,070	(44,525)
Inventories	2,060	2,785
Prepaid expenses and other assets	(23,517)	7,703
Accounts payable	40	(6,364)
Accrued expenses	(24,376)	(16,339)
Net cash used in operating activities	(728)	(55,082)

Cash flows from investing activities
Capital expenditures	(8,297)	(32,881)
Capitalized interest	(752)	(3,283)
Proceeds from sale of fixed assets	1,083	-
Net cash used in investing activities	(7,966)	(36,164)

Cash flows from financing activities
Payments on Term Loan	(7,931)	(4,125)
Payments on other long-term debt	(35)	(87)
Payments on finance lease liabilities	(1,182)	(1,120)
Tax payments for withholdings on share-based awards exercised or distributed	(183)	(357)
Net cash used in financing activities	(9,331)	(5,689)

Effect of foreign currency exchange rate changes	(3,295)	97
Decrease in cash and cash equivalents	(21,320)	(96,838)

Cash and cash equivalents
Beginning of period	319,484	134,130
End of period	$298,164	$37,292

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$(25,503)	$(23,698)
Income taxes (paid) refunded	83	(2,332)
Non-cash increase in asset retirement obligations	6,474	-
Non-cash investing activities:
Capital expenditures and capitalized interest in accounts payable and accrued expenses	2,369	18,738
Right-of-use assets obtained in exchange for lease liabilities	$169	$411,191

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

Covia began operating in its current form following a business combination between Fairmount Santrol Holdings Inc. (“Fairmont Santrol”) and Unimin Corporation (“Unimin”) pursuant to which Fairmount Santrol was merged into a wholly-owned subsidiary of Unimin, Bison Merger Sub, LLC (“Merger Sub”), with Merger Sub as the surviving entity following the merger (the “Merger”). The Merger was completed on June 1, 2018 (the “Merger Date”), after which Unimin changed its name to Covia Holdings Corporation. Covia began trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “CVIA” on June 1, 2018. See Note 21 for further detail on Covia’s listing on the NYSE.

Reclassifications

Certain reclassifications of prior period presentations have been made to conform to the current period presentation.

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) and disclosures necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows of the reported interim periods.  The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  Interim results are not necessarily indicative of the results to be expected for the full year or any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto and for each of the three years in the period ended December 31, 2019, which are included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020 (“Form 10-K”), and information included elsewhere in this Quarterly Report on Form 10-Q (“Report”).

Going Concern

The Company’s financial statements have been prepared under the assumption that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of our condensed consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, that raised substantial doubt as to the Company’s ability to continue as a going concern.

On June 29, 2020, the Company and certain of its direct and indirect U.S. subsidiaries filed a petition for reorganization under Chapter 11 of the Bankruptcy Code, and in connection therewith, entered into a Restructuring Support Agreement (as defined below) as part of a prearranged plan of reorganization (see further description below).

In light of the Company’s Chapter 11 proceedings, our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the approval by the Bankruptcy Court (as defined below), implement a business plan of reorganization, emerge from the Chapter 11 proceedings and generate sufficient liquidity following the reorganization to meet our contractual obligations and operating needs. As a result of risks and uncertainties related to, among other things, (i) the Company’s ability to obtain requisite support for the business plan of reorganization from various stakeholders, and (ii) the disruptive effects of the Chapter 11 proceedings on our business making it potentially more difficult to maintain business, financing and operational relationships,

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

together with the Company’s recurring losses and accumulated deficit, substantial doubt exists regarding our ability to continue as a going concern.

Although management believes that the reorganization of the Company through the Chapter 11 Cases (as defined below) will position the Company for sustainable growth opportunities, the Chapter 11 filing caused an event of default under certain instruments governing the Company’s indebtedness, which is stayed during the pendency of the Company’s bankruptcy proceeding. Further, there are several risks and uncertainties associated with the Company’s bankruptcy, including, among others: (a) the Company’s prearranged plan of reorganization may never be confirmed or become effective, (b) the Restructuring Support Agreement (as defined below) may be terminated by one or more of the parties thereto, (c) the Bankruptcy Court may grant or deny motions in a manner that is adverse to the Company and its subsidiaries, and (d) the Company’s Chapter 11 Cases may be converted into a Chapter 7 liquidation.

Voluntary Reorganization under Chapter 11 (Subsequent Event)

On June 29, 2020 (the “Petition Date”), Covia Holdings Corporation and certain of its direct and indirect U.S. subsidiaries (collectively, the “Company Parties”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) with the Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption In re: Covia Holdings Corporation, et al.

The Company Parties continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure ordinary course operations, the Debtors have sought, and expect to obtain, approval from the Bankruptcy Court for certain “first day” motions, including motions to obtain customary relief intended to continue ordinary course operations after the Petition Date.

The Company’s filing of the Chapter 11 Cases constituted an event of default under the Term Loan, the Industrial Revenue Bond and the Receivables Facility (in each case, as defined herein). Due to the Chapter 11 Cases, however, the lenders’ ability to exercise remedies under the Company’s respective debt instruments was stayed as of the date of the Chapter 11 petition and continues to be stayed.

On June 29, 2020, and in connection with the filing of the Chapter 11 Cases, the Company Parties entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with the lenders who represent at least a majority of the aggregate principal amount of the lenders under the Term Loan Agreement (the “Consenting Stakeholders”). The Restructuring Support Agreement contemplates that the restructuring and recapitalization of the Company Parties will occur through a prearranged plan of reorganization in the Chapter 11 Cases (the “Plan”).

Under the Restructuring Support Agreement, the Plan must be confirmed and declared effective by the Bankruptcy Court no later than 150 days after the Petition Date. Under the Bankruptcy Code, a majority in number and two-thirds in amount of each impaired class of claims must approve the Plan. The Restructuring Support Agreement requires the Consenting Stakeholders to vote in favor of and support the Plan, and the Consenting Stakeholders represent the requisite number of votes for the Term Loan’s class of creditors entitled to vote on the Plan. See Note 21 for further detail on the terms of the Restructuring Support Agreement.

The Company cannot predict the ultimate outcome of the Chapter 11 Cases. Although the Company expects the Chapter 11 Cases to proceed in accordance with the milestones set forth in the Restructuring Support Agreement, third parties may propose alternative plans of reorganization. Further, the Restructuring Support Agreement may be terminated upon the occurrence of certain events set forth in the Definitive Documents (as defined in the Restructuring Support Agreement), including the failure to meet specified milestones specified in the Restructuring Term Sheet. In the event the Plan is not confirmed or the Restructuring Support Agreement is terminated, the duration of the Chapter 11 Cases will be extended which will increase the Company’s expenses and reduce the Company’s capital resources. Further, even if the Plan is confirmed, although the Company expects the exit financing provided for in the Plan will be sufficient to make all payments required by the Plan, the Company faces many risks and uncertainties that it cannot predict and consequently, there is no guarantee that the exit financing provided for in the Plan will be sufficient to accomplish the Company’s reorganization strategy.

For periods occurring after the Petition Date, the Company began accounting and reporting according to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852 – Reorganizations, which specifies the accounting and financial reporting requirements for entities reorganizing through chapter 11 bankruptcy proceedings. These requirements include distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Allowance for Doubtful Accounts

On January 1, 2020, we adopted ASU No. 2016-13 – Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 replaced the incurred loss impairment methodology with a methodology that applies a forward-looking “expected loss” model to receivables, loans and other instruments. The impact of the adoption did not have a material impact on our condensed consolidation financial statements and disclosures. The allowance for doubtful accounts at December 31, 2019 was $2.2 million. For the three months ended March 31, 2020 we recorded $0.2 million of bad debt expense and had a balance in allowance for doubtful accounts at March 31, 2020 of $2.1 million.

Recently Issued Accounting Pronouncements

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

In December 2019, the FASB issued ASU No. 2019-12 – Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”).  The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions regarding the incremental approach for intra-period tax allocations, deferred tax liabilities for equity method investments, and general methodology calculations when a year-to-date loss exceeds the anticipated loss.  Additionally, ASU 2019-12 further simplifies accounting for income taxes by: (1) requiring certain franchise taxes to be accounted for as income-based tax or non-income-based tax; (2) requiring evaluation of the tax basis of goodwill in business combinations; (3) specifying the requirements and elections for allocating consolidated current and deferred tax expense to legal entities not subject to tax separately; and (4) requiring reflection of the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  The various amendments can be applied on a retrospective, modified retrospective, or prospective basis, depending on the amendment.  We are in the process of evaluating the impact of this new guidance on our consolidated financial statements and disclosures.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Inventories, net

At March 31, 2020 and December 31, 2019, inventories consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Raw materials	$42,045	$44,218
Work-in-process	2,193	2,809
Finished goods	39,715	42,766
Spare parts	32,330	31,997
Inventories, net	$116,283	$121,790

3.	Property, Plant, and Equipment, net

At March 31, 2020 and December 31, 2019, property, plant, and equipment consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Land and improvements	$225,107	$230,300
Mineral rights properties	664,437	677,238
Machinery and equipment	1,315,919	1,338,411
Buildings and improvements	322,468	327,314
Railroad equipment	59,917	59,761
Furniture, fixtures, and other	5,148	5,382
Assets under construction	102,079	103,715
	2,695,075	2,742,121
Accumulated depletion and depreciation	(1,312,827)	(1,322,139)
Property, plant, and equipment, net	$1,382,248	$1,419,982

Finance right-of-use assets are included within machinery and equipment.

We are required to evaluate the recoverability of the carrying amount of our long-lived asset groups whenever events or changes in circumstances indicate that the carrying amount of the asset groups may not be recoverable.  We performed an analysis of impairment indicators of the asset groups and the precipitous decline in oil and gas markets required a review of the assets of our Energy segment for recoverability.  We have concluded that the asset groups within our Energy segment were recoverable at March 31, 2020; however, there is a risk that we will be unable to recover certain asset groups within our Energy segment, associated with our West Texas operations, due to the capacity reduction decisions made in the second quarter of 2020. These reductions are being evaluated to determine if they will impact future undiscounted cashflows of the asset groups, that as of March 31, 2020 have a carrying value of approximately $300 million, a portion of which may be deemed impaired.
4.	Long-Term Debt

At March 31, 2020 and December 31, 2019, long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Term Loan	$1,558,508	$1,566,440
Finance lease liabilities	5,602	6,875
Industrial Revenue Bond	10,000	10,000
Other borrowings	109	145
Term Loan deferred financing costs, net	(24,591)	(25,754)
	1,549,628	1,557,706
Less: current portion	(1,546,769)	(18,633)
Long-term debt including finance leases	$2,859	$1,539,073

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As discussed in Note 1, the Company and certain of its direct and indirect U.S. subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy code on June 29, 2020, which constitutes an Event of Default under the $1.65 billion senior secured term loan and the Industrial Revenue Bond.  As such, at March 31, 2020, all outstanding debt related to the Term Loan has been classified as current portion of long-term debt in the accompanying Condensed Consolidated Balance Sheets at March 31, 2020. See Note 21 for further detail on the Company Parties’ Voluntary Reorganization under Chapter 11.

Term Loan

On June 1, 2018, in connection with the Merger, we completed a debt refinancing transaction with Barclays Bank PLC as administrative agent by entering into a $1.65 billion senior secured term loan (the “Term Loan”) that was issued at par with a maturity date of June 1, 2025.  The Term Loan requires quarterly principal payments of $4.1 million, reduced to $4.0 million after the December 2019 repurchases, and quarterly interest payments from September 30, 2018 through March 31, 2025 with the balance payable at the maturity date.  Interest accrues at the rate of the three-month LIBOR plus 325 to 400 basis points depending on Total Net Leverage (as hereinafter defined) with a LIBOR floor of 1.0% or the Base Rate (as hereinafter defined).  Total Net Leverage is defined as total debt net of up to $150.0 million of non-restricted cash, divided by EBITDA.  The Term Loan is guaranteed by all of our wholly-owned, material, domestic, restricted subsidiaries (including Merger Sub as successor to Fairmount Santrol, and all of the wholly-owned material restricted subsidiaries of Fairmount Santrol), subject to certain exceptions.  In addition, subject to various exceptions, the Term Loan is secured by substantially all of our assets and those of each guarantor, including, but not limited to (a) a perfected first-priority pledge of all of the capital stock held by us or any guarantor of each existing or subsequently acquired or organized wholly-owned restricted subsidiary (no more than 65% of the voting stock of any foreign subsidiary) and (b) perfected first priority security interests in substantially all of our tangible and intangible assets and those of each guarantor.  The Term Loan is not guaranteed by certain foreign subsidiaries, including our Mexican and Canadian subsidiaries.  We have the option to prepay the Term Loan without premium or penalty other than customary breakage costs with respect to LIBOR borrowings.  There are no financial covenants governing the Term Loan. The Term Loan places certain restrictions on our ability to pay dividends on our common stock.

At March 31, 2020, the Term Loan had an interest rate of 5.9%.

Revolver

In addition to the Term Loan, on June 1, 2018, in connection with the Merger, we entered into a $200 million revolving credit facility (as amended, the “Revolver”) to replace a previous credit facility.  There were no borrowings under the Revolver at December 31, 2019. We voluntarily cancelled the Revolver, effective December 31, 2019, in connection with receiving a commitment from PNC Bank, National Association, for a new, three-year credit facility for up to $75 million.

Receivables Facility

On March 31, 2020, we entered into a Receivables Financing Agreement (“Receivables Facility”) by and among (i) Covia, as initial servicer, (ii) Covia Financing LLC, a wholly-owned subsidiary of Covia, as borrower (“Covia Financing”), (iii) the persons from time to time party thereto, as lenders, (iv) PNC Bank, National Association, as LC bank and as administrative agent (“PNC”), and (v) PNC Capital Markets LLC, as structuring agent (“Structuring Agent”).  In connection with the Receivables Facility, on March 31, 2020, Covia, as originator and servicer, and Covia Financing, as the buyer, entered into a Purchase and Sale Agreement (“PSA”), and various of Covia’s subsidiaries, as sub-originators (“Sub-Originators”), and Covia, as the buyer and servicer, entered into the Sub-Originator Purchase and Sale Agreement (“Sub-PSA”).  Together, the Receivables Facility, the PSA, and the Sub-PSA (“Agreements”) establish the primary terms and conditions of an accounts receivable securitization program (the “Receivables Facility”).

Pursuant to the terms of the Sub-PSA, the Sub-Originators will sell its receivables to Covia in a true sale conveyance. Pursuant to the PSA, Covia, in its capacity as originator, will sell in a true sale conveyance its receivables, including the receivables it purchased from the Sub-Originators, to Covia Financing. Under the Receivables Facility, Covia Financing may borrow or obtain letters of credit in an amount not to exceed  $75 million in the aggregate and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC. The loans under the Receivables Facility are an obligation of Covia Financing and not the Sub-Originators or Covia.  None of the Sub-Originators nor Covia guarantee the collectability of the trade receivables or the creditworthiness of the obligors of the receivables.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amounts outstanding under the Receivables Facility accrue interest based on LIBOR Market Index Rate, provided that Covia Financing may select adjusted LIBOR for a tranche period. The Receivables Facility terminates on March 31, 2023, unless terminated earlier pursuant to the terms of the Agreements.  There were no borrowings under the Receivables Facility at March 31, 2020.

The filing of the Chapter 11 Cases constituted an event of default under the Receivables Facility. See Note 21 for further detail on the Receivables Facility.

Industrial Revenue Bond

We hold a $10.0 million Industrial Revenue Bond related to the construction of a mining facility in Wisconsin.  The bond bears interest, which is payable monthly at a variable rate.  The rate was 4.5% at March 31, 2020.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10.0 million. The filing of the Chapter 11 Cases constituted an event of default under the Industrial Revenue Bond. See Note 21 for further details.

Other Borrowings

Other borrowings at March 31, 2020 and December 31, 2019 were comprised of a promissory note with three unrelated third parties.  Two of these unrelated parties had interest rates of 1.0% and 4.11%, respectively, at both March 31, 2020 and December 31, 2019.  The third unrelated party was repaid with proceeds from the sale of the Winchester & Western Railroad from September 10, 2019 and did not require any interest payments.

As of March 31, 2020, one of our subsidiaries had a C$2.0 million Canadian dollar overdraft facility with the Bank of Montreal.  We have guaranteed the obligations of the subsidiary under the overdraft facility.  As of March 31, 2020 and December 31, 2019, there were no borrowings outstanding under the overdraft facility.  The rates of the overdraft facility were 4.95% at March 31, 2020 and December 31, 2019. On June 25, 2020, we amended the terms of the facility, reducing the amount to C$500,000 and removing the guarantee obligations.

At March 31, 2020 we had $12.7 million of outstanding standby letters of credit backed by the Receivables Facility. At December 31, 2019, we had $13.2 million of outstanding standby letters of credit held outside of a credit facility.

5.	Accrued Expenses

At March 31, 2020 and December 31, 2019, accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued bonus & other benefits	$7,419	$9,220
Accrued restructuring and other charges	3,493	8,212
Accrued interest	22,088	24,480
Accrued insurance	7,223	8,770
Accrued property taxes	8,408	11,741
Other accrued expenses	51,857	64,472
Accrued expenses	$100,488	$126,895

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Earnings per Share

The table below shows the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Numerators:
Net loss attributable to Covia Holdings Corporation	$(941)	$(52,245)
Denominator:
Basic weighted average shares outstanding	131,850	131,287
Dilutive effect of employee stock options and RSUs	-	-
Diluted weighted average shares outstanding	131,850	131,287

Earnings (loss) per share – basic	(0.01)	(0.40)
Earnings (loss) per share – diluted	$(0.01)	$(0.40)

The calculation of diluted weighted average shares outstanding for the three months ended March 31, 2020 and 2019 excludes 3.3 million and 2.9 million potential shares of common stock, respectively.  These potential shares of common stock are excluded from the calculations of diluted weighted average shares outstanding because the effect of including these potential shares of common stock would be antidilutive.

The dilutive effect of 0.4 million and 0.3 million shares in the three months ended March 31, 2020 and 2019, respectively, was omitted from the calculation of diluted weighted average shares outstanding and diluted earnings per share because we were in a loss position in those periods.
7.	Derivative Instruments

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

All of our derivative financial instruments are designated as hedging instruments as of March 31, 2020 and December 31, 2019.  The following table summarizes our interest rate swap agreements at March 31, 2020 and December 31, 2019:

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

We expect $8.3 million to be reclassified from accumulated other comprehensive loss into interest expense within the next twelve months.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019.  The net amount of derivative liabilities can be reconciled to the tabular disclosure of fair value in Note 8:

		Liabilities
		March 31, 2020	December 31, 2019
Interest Rate Swap Agreements	Balance Sheet Classification	(in thousands)
Designated as cash flow hedges	Other non-current liabilities	$(24,159)	$(13,420)
Designated as cash flow hedges	Accrued expenses	(10,477)	(7,827)
		$(34,636)	$(21,247)

The tables below presents the effect of cash flow hedge accounting on accumulated other comprehensive loss as of March 31, 2020 and 2019:

	Amount of Loss Recognized in Other Comprehensive Loss
	Three Months Ended March 31,
	2020	2019
Derivatives in Hedging Relationships	(in thousands)
Designated as Cash Flow Hedges
Interest rate swap agreements	$14,583	$8,031

		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss
	Location of Loss	Three Months Ended March 31,
Derivatives in	Recognized on	2020	2019
Hedging Relationships	Derivative	(in thousands)
Designated as Cash Flow Hedges
Interest rate swap agreements	Interest expense, net	$1,263	$190

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Loss in the three months ended March 31, 2020 and 2019:

	Location of Loss on Derivative
	Interest expense, net
	Three Months Ended March 31,
	2020	2019
	(in thousands)
Total Interest Expense presented in the Statements of Loss
in which the effects of cash flow hedges are recorded	$23,583	$25,603
Effects of cash flow hedging:
Loss on Hedging Relationships
Interest rate swap agreements
Amount of loss reclassified from accumulated other comprehensive loss to earnings	$1,263	$190

All of our derivative financial instruments are designated as hedging instruments for the three months ended March 31, 2020 and 2019.

The filing of the Chapter 11 Cases constituted an event of default under the agreements governing the interest rate swaps, resulting in the acceleration of our outstanding indebtedness thereunder. See Note 21 to our condensed consolidated financial statements for further discussion.

8.Fair Value Measurements

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

The carrying value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities.  The carrying value of our long-term debt (including the current portion thereof) is recognized at amortized cost.  The fair value of the Term Loan differs from amortized cost and is valued at prices obtained from a readily-available source for trading non-public debt, which represents quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2.  See Note 4 for further details on our long-term debt.  The following table presents the fair value as of March 31, 2020 and December 31, 2019, respectively, for our long-term debt:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Long-Term Debt Fair Value Measurements	(in thousands)
March 31, 2020
Term Loan	$-	$685,744	$-	$685,744
Industrial Revenue Bond	-	10,000	-	10,000
	$-	$695,744	$-	$695,744

December 31, 2019
Term Loan	$-	$1,210,075	$-	$1,210,075
Industrial Revenue Bond	-	10,000	-	10,000
	$-	$1,220,075	$-	$1,220,075

The following table presents the amounts carried at fair value as of March 31, 2020 and December 31, 2019 for our other financial instruments.

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements	(in thousands)
March 31, 2020
Interest rate swap agreements liability	$-	$34,636	$-	$34,636

December 31, 2019
Interest rate swap agreements liability	$-	$21,247	$-	$21,247

Fair value of interest rate swap agreements is based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  These are determined using Level 2 inputs.
9.	Stock-Based Compensation

Stock-based compensation includes time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and nonqualified stock options (“Options” and, together with the RSUs and PSUs, the “Awards”).  These Awards are governed by

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

various plans: the FMSA Holdings Inc. Long Term Incentive Compensation Plan (“2006 Plan”), the FMSA Holdings, Inc. Stock Option Plan (“2010 Plan”), the FMSA Holdings Inc. Amended and Restated 2014 Long Term Incentive Plan (“2014 Plan”), and the Covia Holdings Corporation 2018 Omnibus Incentive Plan (“2018 Plan”).  Options may be exercised, in whole or in part, at any time after becoming exercisable, but not later than the date the Option expires, which is typically ten years from the original grant date.  All Options granted under the 2006 Plan and 2010 Plan became fully vested as part of the Merger, and no Options have been granted since the Merger Date.  PSUs granted under the 2014 Plan were converted to RSUs as part of the Merger. All Awards granted since the Merger Date have been made under the 2018 Plan and have been limited to RSUs and PSUs.

The fair values of the RSUs and Options were estimated at the Merger Date.  The fair value of the RSUs was determined to be the opening share price of Covia’s common stock on the NYSE at the Merger Date.  The fair value of Options was estimated at the Merger date using the Black Scholes-Merton option pricing model.

All Awards activity during the three months ended March 31, 2020 was as follows:

	Options	Weighted Average Exercise Price, Options	RSUs	Weighted Average Price at RSU Issue Date	PSUs	Weighted Average Price at PSU Issue Date
	(in thousands, except per share data)
Outstanding at December 31, 2019	1,704	$36.01	2,069	$6.10	1,051	$4.74
Exercised or distributed	-	-	(401)	8.79	-	-
Forfeited	(3)	43.12	(35)	5.86	(23)	4.74
Expired	(236)	36.08	-	-	-	-
Outstanding at March 31, 2020	1,465	$35.98	1,633	$5.44	1,028	$4.74

We recorded stock compensation expense of $1.7 million and $2.8 million in the three months ended March 31, 2020 and 2019, respectively.  Stock compensation expense is included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Loss and in additional paid-in capital on the Condensed Consolidated Balance Sheets.
10.	Income Taxes

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

For the three months ended March 31, 2020, we recorded a tax benefit of $28.3 million on a loss before income taxes of $29.2 million resulting in an effective tax rate of 96.7%, compared to a tax benefit of $4.1 million on loss before income taxes of $56.3 million resulting in an effective tax rate of 7.2% for the same period of 2019.  The increase in the effective tax rate is primarily attributable to a discrete benefit resulting from provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allowing for increased carryback and utilization of net operating losses (see additional explanation below).  The effective tax rate differs from the U.S. federal statutory rate primarily due to depletion, the impact of foreign taxes, tax provisions requiring U.S. income inclusion of foreign income, and changes to a valuation allowance set up on deferred taxes.

In response to the economic impact of the coronavirus (COVID-19) pandemic, on March 27, 2020, President Trump signed into law the CARES Act. The CARES Act enacts a number of economic relief measures, including the infusion of various tax cash benefits into negatively affected companies to ease the impact of the pandemic. The CARES Act specifically includes provisions allowing net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 to be carried back to each of the five tax years preceding the tax year of such loss. In addition, the CARES Act removed the limitation that net operating losses generated after 2017 could only offset 80% of taxable income. For the quarter ending March 31, 2020, we recorded a discrete benefit of $29.3 million resulting from this change as losses now eligible for utilization were estimated as not realizable prior to the CARES Act.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11.	Pension and Other Post-Employment Benefits

We maintain retirement, post-retirement medical and long-term benefit plans in several countries.

In the U.S., we sponsor the Covia Holdings Corporation Pension Plan, formerly known as the Unimin Corporation Pension Plan (the “Pension Plan”), a defined benefit plan for hourly and salaried employees, and the Covia Holdings Corporation Restoration Plan, formerly known as the Unimin Corporation Pension Restoration Plan (the “Restoration Plan”), a non-qualified supplemental benefit plan.  The Pension Plan is a funded plan. Minimum funding and maximum tax-deductible contribution limits for the Pension Plan are defined by the Internal Revenue Service.  The Restoration Plan is unfunded.  Under the Restoration Plan, salaried participants accrue benefits based on service and final average pay.  Hourly participants' benefits are based on service and a benefit formula.  The Pension Plan was closed to new entrants effective January 1, 2008, and union employee participation in the Pension Plan at the last three unionized locations participating in the Pension Plan was closed to new entrants effective November 1, 2017.  Until the Restoration Plan was amended to exclude new entrants on August 15, 2017, all salaried participants eligible for the Pension Plan were also eligible for the Restoration Plan.  The Pension Plan was frozen as of December 31, 2018 for all non-union employees, and the Restoration Plan was frozen for all participants as of December 31, 2018.

An independent trustee has been appointed for the Pension Plan whose responsibilities include custody of plan assets as well as recordkeeping. A pension committee consisting of members of senior management provides oversight of the Pension Plan. In addition, an independent advisor has been engaged for the Pension Plan to provide advice on the management of the plan assets. The primary risk of the Pension Plan is the volatility of the funded status. Liabilities are exposed to interest rate risk and demographic risk (e.g., mortality, turnover, etc.). Assets are exposed to interest rate risk, market risk, and credit risk.

In addition to the Restoration Plan and the Pension Plan in the U.S., we offer a retiree medical plan in the U.S. to certain union employees that is exposed to risk of increases in health care costs. The retiree medical plan previously covered certain salaried employees and certain groups of hourly employees, but effective December 31, 2018, the retiree medical plan was terminated for salaried employees.  The retiree medical plan remains open to certain groups of union employees.

In Canada, we sponsor three defined benefit retirement plans.  Two of the plans are for hourly employees and one is for salaried employees.  Salaried employees were eligible to participate in a plan consisting of a defined benefit portion that has been closed to new entrants since January 1, 2008 and a defined contribution portion for employees hired after January 1, 2018. Minimum funding is required under the provincial Pension Benefits Act (Ontario) and related regulations and maximum funding is set in the Federal Income Tax Act of Canada and regulations. The defined benefit retirement plans are administered by Covia Canada Ltd., a wholly-owned subsidiary of Covia Holdings Corporation (“Covia Canada”). A pension committee exists to ensure proper administration, management and investment review with respect to the benefits of the defined benefit retirement plans through implementation of governance procedures. In addition, there are two post-retirement medical plans in Canada.  The medical plans are administered by an insurance company with Covia Canada having the ultimate responsibility for all decisions.

In Mexico, we sponsor four retirement plans, two of which are seniority premium plans as defined by Mexican labor law.  The remaining plans are defined benefit plans with a minimum benefit equal to the severance payment that would have been paid in the event of termination for other than just cause, required by Mexican labor law.  Minimum funding is not required, and maximum funding is defined according to the actuarial cost method registered with the Mexican Tax Authority. Investment decisions are made by an administrative committee of Grupo Materias Primas de Mexico S. de R. L. de C.V., a wholly-owned indirect subsidiary of Covia Holdings Corporation. All plans in Mexico pay lump sums on retirement and pension plans pay benefits through five annual payments conditioned on compliance with non-compete covenants.

As part of the Merger, we assumed the two defined benefit pension plans of Fairmount Santrol, the Wedron Silica Company Hourly Employees’ Pension Plan (the “Wedron Pension Plan”) and the Pension Plan for Hourly Bargaining Unit of Technisand – Troy Grove (the “Troy Grove Pension Plan”).  These plans cover union employees at certain facilities and provide benefit units based upon years of service.  Benefits under the Wedron Pension Plan were frozen effective December 31, 2012.  Benefits under the Troy Grove Pension Plan were frozen effective December 31, 2016.

The Pension Plan, Restoration Plan, Wedron Pension Plan and Troy Grove Pension Plan were merged into one plan, effective December 31, 2019 (the “Covia Pension Plan”).  For 2018 and 2017, the Wedron Pension Plan and Troy Grove Pension Plan are collectively referred to as the “Fairmount Pension Plans.”  The post-retirement medical plans in the United States and Canada are collectively referred to as the “Postretirement Medical Plans.”

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We have applied settlement accounting in the three months ended March 30, 2020 and 2019 due to distributions exceeding the current period service and interest costs.  These amounts are included in other non-operating expense, net on the Condensed Consolidated Statements of Loss.  As a result of the distributions, we re-measured our obligations under the Covia Pension Plan and the discount rate was increased from 3.15% at January 1, 2020 to 3.35% at March 31, 2020.  There were no other changes to the assumptions used to calculate the obligation at March 31, 2020.

The following tables summarize the components of net periodic benefit costs.  Service costs incurred for plant personnel are included in cost of goods sold.  Service costs incurred for corporate personnel and retirees are included in selling, general, and administrative expenses.  All other components of net period benefit cost are included in other non-operating expense, net on the Condensed Consolidated Statements of Loss, for the three months ended March 31, 2020 and 2019 as follows:

	Covia Pension Plan
	Three Months Ended March 31,
	2020	2019
	(in thousands)
Components of net periodic benefit cost
Service cost	$126	$551
Interest cost	971	2,084
Expected return on plan assets	(1,263)	(2,308)
Amortization of prior service cost	27	82
Amortization of net actuarial loss	476	522
Settlement loss	2,011	1,679
Net periodic benefit cost	$2,348	$2,610

	Postretirement Medical Plans
	Three Months Ended March 31,
	2020	2019
	(in thousands)
Components of net periodic benefit cost
Service cost	$79	$73
Interest cost	35	120
Amortization of net actuarial loss	15	40
Net periodic benefit cost	$129	$233

We contributed $1.3 million and $0.3 million to the Covia Pension Plan for the three months ended March 31, 2020 and 2019, respectively.  Contributions into the Covia Pension Plans for the year ended December 31, 2020 are expected to be $4.0 million.
12.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is a separate line within the Condensed Consolidated Statements of Equity that reports our cumulative loss that has not been reported as part of net loss.  The components of accumulated other comprehensive loss attributable to Covia at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Gross	Tax Effect	Net Amount
	(in thousands)
Foreign currency translation adjustments	$(74,661)	$-	$(74,661)
Amounts related to employee benefit obligations	(52,796)	14,706	(38,090)
Unrealized gain (loss) on interest rate hedges	(35,820)	4,766	(31,054)
	$(163,277)	$19,472	$(143,805)

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	December 31, 2019
	Gross	Tax Effect	Net Amount
	(in thousands)
Foreign currency translation adjustments	$(47,584)	$-	$(47,584)
Amounts related to employee benefit obligations	(54,650)	14,882	(39,768)
Unrealized gain (loss) on interest rate hedges	(22,500)	4,766	(17,734)
	$(124,734)	$19,648	$(105,086)

The following table presents the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Foreign currency translation adjustments	Amounts related to employee benefit obligations	Unrealized gain (loss) on interest rate hedges	Total
	(in thousands)
Beginning balance	$(47,584)	$(39,768)	$(17,734)	$(105,086)
Other comprehensive loss
before reclassifications	(27,077)	(851)	(14,583)	(42,511)
Amounts reclassified from
accumulated other comprehensive loss	-	2,529	1,263	3,792
Ending balance	$(74,661)	$(38,090)	$(31,054)	$(143,805)

13.	Leases

Operating leases and finance leases are included in the Condensed Consolidated Balance Sheets as follows:

		March 31, 2020	December 31, 2019
	Classification	(in thousands)
Lease assets
Operating right-of-use assets, net	Assets	$152,633	$158,489
Finance right-of-use assets, net	Property, plant, and equipment, net	7,725	11,083
Total lease assets		$160,358	$169,572
Lease liabilities
Operating lease liabilities, current	Current liabilities	$62,438	$63,773
Operating lease liabilities, non-current	Liabilities	257,448	272,378
Finance lease liabilities, current	Current portion of long-term debt	2,777	3,496
Finance lease liabilities, non-current	Long-term debt	2,825	3,379
Total lease liabilities		$325,488	$343,026

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Operating lease costs are recorded on a straight-line basis over the lease term.  The change in operating lease costs for the three months ended March 31, 2020 when compared to the three months ended March 31, 2019 is due to the impairment on operating right-of-use assets recognized during the three months ended December 31, 2019. For operating leases that have been impaired, the lease liability continues to amortize using the same effective interest method as before the impairment charge and the operating right-of-use asset is amortized on a straight-line basis. Finance lease costs include amortization of the right-of-use assets and interest on lease liabilities. The components of lease costs, which were included in loss from operations in our Condensed Consolidated Statements of Loss, were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating leases
Operating lease costs	$10,853	$27,259
Variable lease costs	228	151
Short-term lease costs	3,922	4,791
Total operating lease costs	$15,003	$32,201
Financing leases
Amortization of right-of-use asset	$873	$619
Interest on finance lease liabilities	69	37
Total finance lease costs	$942	$656

Additional information related to leases is presented as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$21,015	$25,618
Financing cash flows from finance leases	1,373	1,120
Total cash paid	$22,388	$26,738

14.	Asset Retirement Obligations

Asset retirement obligations are recorded in Other non-current liabilities in the Consolidated Balance Sheets.  Changes in the asset retirement obligations during the three months ended March 31, 2020 and 2019 were as follows:

	March 31, 2020	March 31, 2019
	(in thousands)
Beginning balance	$46,510	$31,199
Accretion	517	517
Additions and revisions of prior estimates	6,474	-
Ending balance	$53,501	$31,716

Asset retirement obligations increased from March 31, 2019 to March 31, 2020 primarily due to shortened mines lives and renewed estimates recorded in the fourth quarter of 2019.

15.	Commitments and Contingent Liabilities

Contingencies

We are involved in various legal proceedings, including as a defendant in a number of lawsuits.  Although the outcomes of these proceedings and lawsuits cannot be predicted with certainty, we do not believe that any of the pending legal proceedings and lawsuits

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.  In addition, we believe that our insurance coverage will mitigate many of these claims.

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of March 31, 2020, there were 40 active silica-related products liability lawsuits pending in which we are a defendant.  Although the outcomes of these lawsuits cannot be predicted with certainty, we do not believe that these matters are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

On June 29, 2020, the Company Parties filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the Company Parties have been stayed.

Royalties

We have entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred.  Certain agreements require annual or quarterly payments based upon annual tons mined or the average selling price of tons sold.  Total royalty expense associated with these agreements was $2.6 million for the three months ended March 31, 2020 and 2019.
16.	Transactions with Related Parties

We sell minerals to SCR-Sibelco NV, the owner of approximately 65% of the outstanding shares of Covia’s common stock (“Sibelco”), and certain of its subsidiaries (together with Sibelco, collectively, “related parties”).  Sales to related parties amounted to $2.3 million and $2.2 million in the three months ended March 31, 2020 and 2019, respectively.  At March 31, 2020 and December 31, 2019, we had accounts receivable from related parties of $2.8 million and $1.8 million, respectively.  These amounts are included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

We purchase minerals from certain related parties.  Purchases from related parties amounted to $1.0 million in the three months ended March 31, 2020.  At March 31, 2020 and December 31, 2019, we had accounts payable to related parties of $2.3 million and $0.9 million, respectively.  These amounts are included in Accounts payable in the accompanying Condensed Consolidated Balance Sheets.

On June 1, 2018, we entered into an agreement with Sibelco whereby Sibelco provides sales and marketing support for certain products supporting the performance coatings and polymer solutions markets in North America and Mexico, for which we pay a 5% commission of revenue, and in the rest of the world, for which we pay a 10% commission of revenue.  Sibelco also assists with sales and marketing efforts for certain products in the ceramics and sanitary ware industries outside of North America and Mexico for which we pay a 5% commission of revenue.  In addition, we provide sales and marketing support to Sibelco for certain products used in ceramics in North America and Mexico for which we earn a 10% commission of revenue.  We recorded net commission expense of $0.6 million and $1.0 million in the three months ended March 31, 2020 and 2019, respectively.  These amounts are recorded in Selling, general and administration expenses.
17.	Revenues

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

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We disaggregate revenues by major source consistent with our segment reporting.  See Note 18 for further disaggregation of revenue.

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

We enter into certain supply agreements with customers that include provisions requiring payment at the inception of the supply agreement.  Deferred revenue is recorded when payment is received in advance of the performance obligation.  Changes in deferred revenue were as follows:

Three Months Ended March 31,
2020
(in thousands)
Beginning balance	$13,194
Deferral of revenue	21,000
Recognition of unearned revenue	(9,495)
Ending balance	$24,699

At March 31, 2020 and December 31, 2019, respectively, deferred revenue balances of $19.6 million and $7.8 million were recorded as current liabilities.  At March 31, 2020 and December 31, 2019, respectively, deferred revenue balances of $5.1 million and $5.4 million were recorded in other non-current liabilities.

At March 31, 2020 and December 31, 2019, respectively, we did not have any customers whose accounts receivable balance exceeded 10% of total accounts receivable.

In the three months ended March 31, 2020 we did not have any customers that exceeded 10% of revenues. In the three months ended March 31, 2019, one customer in our Energy segment exceeded 10% of revenues and accounted for 11% of revenues in such period.
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

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment information for all periods presented in the table below has been revised accordingly to reflect the new measure of profit and loss.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenues
Energy	$152,373	$236,075
Industrial	170,287	192,171
Total revenues	322,660	428,246

Segment contribution margin
Energy	21,538	22,019
Industrial	54,200	51,622
Total segment contribution margin	75,738	73,641

Operating costs of idled facilities and excess railcar capacity	6,952	6,955
Selling, general, and administrative	33,447	41,960
Depreciation, depletion, and amortization	34,830	58,095
Restructuring and other charges	5,499	2,002
Other operating income, net	(2,268)	(6,859)
Loss from operations	(2,722)	(28,512)
Interest expense, net	23,583	25,603
Other non-operating expense, net	2,912	2,187
Loss before benefit for income taxes	$(29,217)	$(56,302)

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

19.	Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations.  Goodwill was $119.8 million at March 31, 2020 and December 31, 2019, respectively, and is entirely attributable to the Industrial segment.  We evaluate goodwill at the reporting unit level on an annual basis on October 31 and also on an interim basis when indicators of impairment exist. There were no events or changes in circumstances that would more likely than not result in an impairment in the carrying value of goodwill at March 31, 2020.

Changes in the carrying amount of intangible assets are as follows:

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Amortization	Intangible Assets, net	Weighted Average Amortization Period
	(in thousands)
Stream mitigation rights	$2,328	$(971)	$(20)	$1,337	17 years
Customer relationships	51,537	(19,264)	(1,879)	30,394	4 years
Intangible assets, net	$53,865	$(20,235)	$(1,899)	$31,731	5 years

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Impairment	Intangible Assets, net	Weighted Average Amortization Period
	(in thousands)
Stream mitigation rights	$4,170	$(971)	$(1,842)	$1,357	17 years
Customer relationships	73,000	(19,264)	(21,463)	32,273	4 years
Intangible assets, net	$77,170	$(20,235)	$(23,305)	$33,630	5 years

Amortization expense is recognized in depreciation, depletion and amortization expense in the Condensed Consolidated Statements of Loss.  Amortization expense was $1.9 million and $8.4 million for the three months ended March 31, 2020 and 2019, respectively.

The estimated amortization expense related to intangible assets for the five succeeding years is as follows:

Amortization
(in thousands)
2020	$5,489
2021	7,388
2022	7,388
2023	7,388
2024	3,125
Thereafter	953
Total	$31,731

20.	Restructuring and Other Charges

In response to changing market demands, including capital constraints of oil and gas producers that have impacted production growth, growth in proppant supply in excess of demand, and shift of demand from high-quality proppant to more cost-effective proppant, we idled operations and reduced capacities at facilities serving the Energy segment.  We did not allocate restructuring charges to our Energy segment.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Additionally, in connection with the Merger, we initiated restructuring activities to achieve cost synergies from our combined operations.  We did not allocate these Merger-related restructuring charges to either of our business segments.

The following table presents a summary of restructuring charges for the three months ended March 31, 2019:

	Merger-related	Idled facilities	Total
	(in thousands)
Three Months Ended March 31, 2019
Severance and relocation costs	$1,921	$-	$1,921
Contract termination costs	-	81	81
Total restructuring charges	$1,921	$81	$2,002

The following table presents our restructuring reserve activity during 2020 and 2019:

	Merger-related	Idled facilities	Total
	(in thousands)
Accrued restructuring charges
Balances at December 31, 2018	$15,578	$3,974	$19,552
Charges	1,921	81	2,002
Cash payments	(2,707)	(579)	(3,286)
Balances at March 31, 2019	$14,792	$3,476	$18,268

Balances at December 31, 2019	7,735	477	8,212
Cash payments	(4,498)	(221)	(4,719)
Balances at March 31, 2020	$3,237	$256	$3,493

The restructuring reserve is included in accrued expenses on the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019.

Restructuring and other charges on the Condensed Consolidated Statements of Loss for the three months ended March 31, 2020 includes other charges related to consulting and strategic costs of $5.5 million.  These other charges were recorded in Accrued expenses on the Condensed Consolidated Balance Sheet but not included in the above tables.

As a response to changing market conditions the Company has taken further action in the second quarter of 2020, which includes the idling of our Kermit and Utica facility, reducing productive capacity at several facilities, and reducing headcount across the Company.

21.     Subsequent Events

Voluntary Reorganization under Chapter 11

On June 29, 2020, the Company and certain of its direct and indirect U.S. subsidiaries commenced the Chapter 11 Cases in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. Primary factors causing us to file for Chapter 11 protection included unsustainable long-term debt obligations and significant excess operating costs, as well as the economic slowdown impacting the Company and several of its end markets due to COVID-19, among others.

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Restructuring Support Agreement contemplates agreed-upon terms for a prearranged plan of reorganization (as defined above, the “Plan”). Under the Restructuring Support Agreement, the Consenting Stakeholders have agreed, subject to certain terms and conditions, to support a financial restructuring (the “Restructuring”) of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the Plan to be filed in the Chapter 11 Cases of title 11 of the Bankruptcy Code.

The Plan will be implemented in accordance with the restructuring term sheet attached to, and incorporated into, the Restructuring Support Agreement (the “Term Sheet”) (such transactions described in, and in accordance with the Restructuring Support Agreement and the Term Sheet, the “Restructuring Transactions”) which, among other things, contemplates:

•

the Restructuring Transactions will be implemented through prearranged Chapter 11 Cases by the Company Parties to pursue confirmation of the Plan, on which votes will be solicited from (i) the Term Loan Lenders and holders of claims under certain interest rate swap agreements to which the Company is a party (such claims, “Swap Agreement Claims”) and (ii) certain holders of general unsecured claims;

•

the Receivables Facility will be terminated and replaced with a letter of credit facility (the “L/C Facility”) pursuant to an interim order authorizing, among other things, (i) the Company’s funding of a new letter of credit collateral account held at Covia Financing, (ii) entry into the Payoff and Reassignment Agreement (the “Payoff Agreement”), among the Company, Covia Financing, the sub-originators party thereto (the “RSA Sub-Originators”), PNC, and PNC Capital Markets LLC (“PNC Capital”), (iii) the Company’s and the RSA Sub-Originators’ entry into, and performance of, their respective obligations under the Payoff Agreement and, as applicable, the Reimbursement Agreement for Cash-Collateralized Standby Letters of Credit, among PNC, Covia Financing, and the Company (the “Reimbursement Agreement” and, together with the Payoff Agreement, the “Letter of Credit Agreements”), and (iv) execution of the transactions contemplated by the Letter of Credit Agreements;

•

on the effective date of the Plan, the reorganized Company Parties will enter into a $825 million senior secured term loan (the “New Term Loan”) with an interest rate of LIBOR + 400 bps (100 bps floor), payable in cash unless the Company elects a PIK and cash option, a minimum liquidity covenant of $50 million to be tested quarterly, and on other terms reasonably acceptable to the Company and the Consenting Stakeholders as set forth in a supplement to the Plan;

•

on the effective date of the Plan, the reorganized Company Parties may enter into at least a $100 million senior secured revolving credit facility (the “Exit Facility”) on terms reasonably acceptable to the Company and the Consenting Stakeholders, with the terms of the Exit Facility being set forth in a supplement to the Plan and sufficient to replace the Company Parties’ existing letters of credit and fund their ongoing liquidity;

•

the Term Loan Lenders and holders of Swap Agreement Claims will receive, in exchange for their claims under the Term Loan Agreement (the “Term Loan Claims”) and Swap Agreement Claims, respectively, their pro rata share of (i) all excess cash on the Company’s balance sheet pro forma for all remaining professional fees expected to be paid through the date upon which the Company emerges from bankruptcy (the “Emergence Date”) as of the date of the last available month-end balance sheet as of ten business days prior to the Emergence Date as of the effective date of the Plan, subject to minimum liquidity and cash requirements and working capital adjustments, net of any proceeds associated with receipt of the CARES Act Tax Refund; (ii) $825 million in take-back debt pursuant to the New Term Loan; and (iii) 100% of the equity in the reorganized Company, subject to adjustment for treatment of general unsecured claims and dilution from a new management incentive plan of the reorganized Company (the “MIP”);

•	the holders of claims under an industrial revenue bond issued by the Company and certain other secured debt of the Company (such claims, the “Other Secured Claims”) will have such claims reinstated;
•	the holders of general unsecured claims will receive their pro rata share of a to be determined portion of the equity in the reorganized Company, subject to dilution from the MIP; and
•

on the effective date of the Plan, (i) the Term Loan Claims, Swap Agreement Claims, general unsecured claims, and existing equity interests of the Company will be cancelled, released, and extinguished and will be of no further force and effect, (ii) the L/C Facility may be reinstated (or refinanced with the Exit Facility), and (iii) the Other Secured Claims will be reinstated.

In accordance with the Restructuring Support Agreement, the Consenting Stakeholders agreed, among other things, to: (i) support the Restructuring Transactions and vote and exercise any powers or rights available to it (including in any board, shareholders’, or

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

creditors’ meeting or in any process requiring voting or approval to which they are legally entitled to participate), in each case, in favor of any matter requiring approval to the extent necessary to implement the Restructuring Transactions; (ii) use commercially reasonable efforts to cooperate with and assist the Company Parties in obtaining additional support for the Restructuring Transactions from the Company Parties’ other stakeholders; (iii) vote and consent to accept the Plan; (iv) negotiate in good faith and use commercially reasonable efforts to execute and implement the Definitive Documents and any other required agreements to effectuate and consummate the Restructuring Transactions as contemplated by this Restructuring Support Agreement to which it is required to be a party; (v) not to object to, delay, impede, or take any other action to interfere with acceptance, implementation, or consummation of the Restructuring Transactions; and (vi) except as permitted in the Restructuring Support Agreement, not transfer any ownership (including any beneficial ownership as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) held by each Consenting Stakeholder.

In accordance with the Restructuring Support Agreement, the Company Parties agreed, among other things, to: (i) support and take all steps necessary and desirable to consummate the Restructuring Transactions in accordance with the Restructuring Support Agreement; (ii) not take any action, that is inconsistent in any material respect, or that would reasonably be expected to prevent, interfere with, delay, frustrate or impede approval, implementation and consummation of the Restructuring Transactions; (iii) to the extent any legal or structural impediment arises that would prevent, hinder, or delay the consummation of the Restructuring Transactions contemplated in the Restructuring Support Agreement or the Plan, support and take all steps reasonably necessary and desirable to address any such impediment; (iv) use commercially reasonable efforts to obtain any and all required governmental, regulatory and/or third-party approvals for the Restructuring Transactions; (v) negotiate in good faith and execute and deliver the Definitive Documents and any other required agreements to effectuate and consummate the Restructuring Transactions as contemplated by this Restructuring Support Agreement; and (vi) use commercially reasonable efforts to seek additional support for the Restructuring Transactions from their other material stakeholders to the extent reasonably prudent.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events set forth therein, including, among other things, the failure to meet specified milestones specified in the Restructuring Term Sheet.

To implement the Plan, on June 29, 2020, the Company Parties filed the Chapter 11 Cases under the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption In re: Covia Holdings Corporation, et al.

The Company Parties continue to operate their businesses and manage their properties as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure the Company Parties’ ability to continue operating in the ordinary course of business and minimize the effect of the Restructuring on the Company Parties’ customers and employees, the Company Parties filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including authority to pay employee wages and benefits, and pay vendors and suppliers for goods and services provided both before and after the filing date.

Further, the commencement of the Chapter 11 Cases constituted an event of default under, and resulted in the acceleration of, certain of the Company Parties’ obligations, including under the following debt instruments (the “Debt Instruments”):

•	$1.56 billion in aggregate principal amount under the Term Loan;
•

$37.0 million in principal amount, including reimbursement obligations in respect of letters of credit, plus accrued and unpaid interest (at the non-default rate), fees, and other expenses arising and payable under the Receivables Facility;

•

Approximately $35.8 million in obligations under five separate interest rate swap transactions that were entered into pursuant to either (i) that certain 2002 ISDA Master Agreement, dated as of May 30, 2018, by and between BNP Paribas and the Company, as successor in interest to Unimin Corporation, or (ii) that certain 1992 ISDA Master Agreement, dated as of June 28, 2018, by and between Barclays Bank PLC and the Company; and

•	Approximately $10.0 million in aggregate principal amount of other indebtedness, consisting of an industrial revenue bond.

The Debt Instruments provide that as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The Debtors believe that any efforts to enforce the financial obligations under the Debt Instruments are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court.

NYSE Notice of Delisting Proceedings

Covia Holdings Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company expects to be notified by the staff of NYSE Regulation, Inc. (“NYSE Regulation”) that it plans to commence proceedings to delist the common stock of the Company from NYSE as a result of the Company Parties commencing the Chapter 11 Cases.

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

Many of the risks and uncertainties that we face are currently amplified by, and will continue to be amplified by, factors related to the Chapter 11 Cases (as defined herein), including:

•

our ability to obtain confirmation of a plan of reorganization under the Chapter 11 Cases and successfully consummate the restructuring, including by satisfying the conditions and milestones in the Restructuring Support Agreement (as defined herein);

•

our ability to improve our liquidity and long-term capital structure and to address our debt service obligations through the restructuring and the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operation;

•	our ability to obtain timely approval by the Bankruptcy Court (as defined herein) with respect to the motions filed in the Chapter 11 Cases;
•

objections to the Company’s recapitalization process or other pleadings filed that could protract the Chapter 11 Cases and third party motions which may interfere with Company's ability to consummate the restructuring contemplated by the Restructuring Support Agreement or an alternative restructuring;

•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;
•	increased administrative and legal costs related to the Chapter 11 process;
•	potential delays in the Chapter 11 process due to the effects of the COVID-19 pandemic;
•	the effects of the restructuring and the Chapter 11 Cases on the Company and the interests of various constituents;
•

our substantial level of indebtedness and related debt service obligations and restrictions, including those expected to be imposed by covenants in any exit financing, that may limit our operational and financial flexibility; and

•

our ability to continue as a going concern and our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of such going concern, the restructuring and the Chapter 11 Cases.

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

Overview

We are a leading provider of diversified mineral-based and material solutions for the Industrial and Energy markets.  We produce a wide range of specialized silica sand, nepheline syenite, feldspar, calcium carbonate, clay, and kaolin products for use in the glass, ceramics, coatings, metals, foundry, polymers, construction, water filtration, sports and recreation, and oil and gas markets in North America and around the world.  We currently have 36 active mining facilities with over 35 million tons of annual mineral processing capacity and three active coating facilities with over 770 thousand tons of annual coating capacity.  Our mining and coating facilities span North America and also include operations in China and Denmark.  Our U.S., Mexico, and Canada operations have many sites in close proximity to our customer base.

Covia began operating in its current form following a business combination between Fairmount Santrol Holdings Inc. (“Fairmont Santrol”) and Unimin Corporation (“Unimin”) pursuant to which Fairmount Santrol was merged into a wholly-owned subsidiary of Unimin, Bison Merger Sub, LLC (“Merger Sub”), with Merger Sub as the surviving entity following the merger (the “Merger”). The Merger was completed on June 1, 2018 (the “Merger Date”).

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

Recent Trends and Outlook

Voluntary Reorganization under Chapter 11

On June 29, 2020, the Company and certain of its direct and indirect U.S. subsidiaries (the “Company Parties”) commenced voluntary cases (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). Primary factors causing us to file for Chapter 11 protection included unsustainable long-term debt obligations and significant excess operating costs, as well as the economic slowdown impacting the Company and several of its end markets due to COVID-19, among others.

The Chapter 11 process can be unpredictable and involves significant risks and uncertainties. As a result of these risks and uncertainties, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 cases, and the description of the Company’s operations, properties and liquidity and capital resources included in this quarterly report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process. For additional information regarding such risks, please see Part II—Item 1A—Risk Factors.

The Company expects to continue working on a business plan of reorganization and engage with certain of the Company’s creditors under the Term Loan and the Bankruptcy Court in order to confirm a Chapter 11 plan of reorganization, as applicable. The Company Parties have received initial approval from the Bankruptcy Court to maintain business-as-usual operations and uphold their respective commitments to their stakeholders, including employees, customers, and vendors, during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. While the Chapter 11 Cases are pending, the Company Parties do not anticipate making interest payments due under their respective debt instruments, except for the Company’s L/C Facility (as defined below), which will be entered into after the commencement of the Chapter 11 Cases.

In addition, prior to the commencement of the Chapter 11 Cases, the Company entered into a restructuring support agreement (the “Restructuring Support Agreement”) with certain parties (the “Consenting Stakeholders”). Under the Restructuring Support Agreement, the Plan must be confirmed and declared effective by the Bankruptcy Court no later than 150 days after the Petition Date. Under the Bankruptcy Code, a majority in number and two-thirds in amount of each impaired class of claims must approve the Plan. The Restructuring Support Agreement requires the Consenting Stakeholders to vote in favor of and support the Plan, and the Consenting Stakeholders represent the requisite number of votes for the Term Loan’s class of creditors entitled to vote on the Plan. The Restructuring Support Agreement may be terminated by one or more of the Consenting Stakeholders or the Company, or the Bankruptcy Court may refuse to confirm the Plan. For additional discussion regarding risks related to the Restructuring Support Agreement, please see Note 21 above and Part II—Item 1A—Risk Factors.

COVID-19 pandemic

The COVID-19 pandemic and related economic impacts have created significant volatility and uncertainty in our business. Oil prices have declined sharply due to lower demand which has in turn significantly reduced well completion activity in North America and the corresponding demand for proppants.   Despite efforts to reduce the supply of oil from the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”), there remains excess oil inventory which has resulted in a severe downturn in completion activity for the foreseeable future.

The COVID-19 pandemic has also caused, and is likely to continue to cause, economic, market and other disruptions throughout North America, which began affecting our Industrial segment late in the first quarter of 2020.  In particular, we experienced declines in volumes in the second quarter from customers who either experienced reduced end market demand or were temporarily idled due to quarantine mandates.  These reduced volumes occurred across most of our end markets within our Industrial segment.  While we believe volume declines related to quarantine efforts are likely to subside in the near term, it remains unclear how long the effects of the COVID-19 pandemic will negatively impact longer-term demand for our products due to recessionary pressures in the market.

These events created only modest impacts to our first quarter results, however, we expect a significant impact to revenue and profitability for the remainder of 2020 across both segments.  In response to these market conditions, the Company has taken several steps to further reduce active capacity within our Energy segment and lower operational and overhead costs throughout the Company.  These actions include the idling of our Kermit and Utica facility, reducing productive capacity at our Seiling facility, and reducing headcount across the Company.

The full extent to which our business is affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and magnitude of the pandemic, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of responses to combat the virus, and the effects of low oil prices on the global economy generally. These effects could have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services, as described in “Item 1A. Risk Factors” of this Report.

Energy proppant trends

Demand for proppant is significantly influenced by the level of well completions by exploration and production (“E&P”) and oil field services (“OFS”) companies, which depends largely on the current and anticipated profitability of developing oil and natural gas reserves.  The type of proppant used in wells depends on a variety of factors, including cost and desired size, sphericity, roundness, and crush strength.  Over the last two years, substantial “local” frac sand reserves have developed primarily within the Permian, Eagle Ford, and Mid-Con basins.  The quality of local proppants differs from Northern White Sand in that local proppant generally possesses lower crush strength and less sphericity, however their costs are substantially lower.  Local proppant products appear to be adequately fit for purpose in certain well applications, and given their lower costs, demand for local proppant products has strengthened considerably and has taken market share from Northern White Sand.

Proppant supply grew throughout 2018 and in early 2019, driven primarily by significant growth in the supply of new local plants in the Permian, Eagle Ford, and Mid-Con basins.  Most local plants were developed to supply local basins in which they are located and lack the logistical infrastructure to economically ship product to other basins. We commissioned local facilities in Crane, Texas and Kermit, Texas in the Permian basin in the third quarter of 2018, each with three million tons of annual production capacity, and a local facility in Seiling, Oklahoma in the Mid-Con basin in the fourth quarter of 2018 with two million tons of annual production capacity.

The total amount of local sand supply brought to market has significantly exceeded market demand and has resulted in lower volumes and prices for Covia.  In response to these dynamics, Covia has taken significant steps to match its productive capacity to market demand through the idling of 21 million tons of capacity over the last two years, including operations at mines in Utica, Illinois; Kasota, Minnesota; Shakopee, Minnesota; Brewer, Missouri; Voca, Texas; Maiden Rock, Wisconsin; and Wexford, Michigan and at our resin coating facilities in Cutler, Missouri; Guion, Arkansas; and Roff, Oklahoma.  Additionally, we reduced production capacity and total production at certain of our Northern White sand plants.  This has allowed us to lower fixed plant costs and consolidate volumes into lower cost operations.  In addition, the Company recorded a $1.4 billion impairment to its Northern White and Seiling asset groups at the end of 2019.

From the beginning of 2020 through mid-March, completions activity began to seasonally increase as budgets were refreshed, but fell dramatically in late March as oil prices fell as a result of the COVID-19 virus and threats of production increases from OPEC+ members.

Industrial end market trends

Our Industrial segment’s products are sold to customers in the glass, construction, ceramics, metals, foundry, coatings, polymers, sports and recreation, filtration and various other industries.  The sales in our Industrial segment correlate strongly with overall economic activity levels as reflected in the gross domestic product, unemployment levels, vehicle production and growth in the housing market.  In the first quarter of 2020, overall sales within our Industrial segment remained solid with certain sectors (including containerized glass and coatings and polymers) providing above-average growth due to consumer, regulatory and/or manufacturing trends.  Over the long term, we expect our Industrial segment to align with rates similar to U.S. gross domestic product (“GDP”) growth.

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

Segment contribution margin is a key metric we use to evaluate our operating performance and to determine resource allocation between segments.  We define segment contribution margin as segment revenue less segment cost of sales, excluding any depreciation, depletion and amortization expenses, selling, general, and administrative costs, and operating costs of idled facilities and excess railcar capacity.  Segment contribution margin per ton is defined as segment contribution margin divided by tons sold.  Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative or superior to measures derived in accordance with GAAP.  Refer to Note 18 for further detail, including a reconciliation of operating loss from continuing operations, the most directly comparable GAAP financial measure, to segment contribution margin.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Reconciliation of EBITDA and Adjusted EBITDA

Net loss from continuing operations attributable to Covia	$(941)	$(52,245)
Interest expense, net	23,583	25,603
Benefit from income taxes	(28,252)	(4,054)
Depreciation, depletion, and amortization expense	34,830	58,095
EBITDA	29,220	27,399

Non-cash stock compensation expense(1)	1,650	2,767
Restructuring and other charges(2)	5,499	2,002
Costs and expenses related to the Merger and integration(3)	-	651
Non-cash charges relating to operating leases(4)	-	2,100
Adjusted EBITDA (non-GAAP)	$36,369	$34,919
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

(3) Costs and expenses related to the Merger and integration include legal, accounting, financial advisory services, severance, debt extinguishment, integration and other expenses.

(4) Represents the amount of operating lease expense incurred in 2019 related to intangible assets that were reclassified to Operating right-of-use assets, net on the Consolidated Balance Sheets, as a result of the adoption of ASC 842.  The expense, previously recognized as non-cash amortization expense, is now recognized in Cost of goods sold (excluding depreciation, depletion, and amortization shown separately) on the Consolidated Statement of Loss.

Results of Operations

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating Data
Energy
Tons sold	3,471	4,432
Revenues	$152,373	$236,075
Segment gross profit	14,586	15,064
Segment contribution margin	$21,538	$22,019
Industrial
Tons sold	3,316	3,565
Revenues	$170,287	$192,171
Segment gross profit	54,200	51,622
Segment contribution margin	$54,200	$51,622
Totals
Tons sold	6,787	7,997
Revenues	$322,660	$428,246
Segment gross profit	68,786	66,686
Segment contribution margin	$75,738	$73,641

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

Revenues were $322.7 million for the three months ended March 31, 2020 compared to $428.2 million for the three months ended March 31, 2019, a decrease of $105.5 million, or 25%.  Volumes were 6.8 million tons for the three months ended March 31, 2020 compared to 8.0 million tons for the three months ended March 31, 2019, a decrease of 1.2 million tons, or 15%.  Our volumes and revenues decreased as a result of lower volumes, pricing and unfavorable product mix. The first quarter of 2020 was also adversely impacted by effects of the COVID-19 pandemic and the related business disruption in the United States.

Revenues in the Energy segment were $152.4 million for the three months ended March 31, 2020 compared to $236.1 million for the three months ended March 31, 2019, a decrease of $83.7 million, or 35%.  The decline in average price realized pricing was primarily due to a more unfavorable product mix in the Energy segment during the three months ended March 31, 2020 as a result of a larger percentage of our total sales consisting of local sand sales and sales at the mine, which carry a lower average selling price than other Energy segment products.  Volumes sold into the Energy segment were 3.5 million tons in the three months ended March 31, 2020, compared to 4.4 million tons in the three months ended March 31, 2019, a decrease of 0.9 million tons, or 20%.  On a sequential basis, which is a more comparable period for Energy, revenues in the Energy segment for the three months ended March 31, 2020 increased $0.4 million compared to $151.9 million in the three months ended December 31, 2019.  Volumes in the Energy segment for the three months ended March 31, 2020 increased 0.2 million tons, or 5%, compared to 3.3 million tons in the three months ended December 31, 2019.

Revenues in the Industrial segment were $170.3 million for the three months ended March 31, 2020 compared to $192.2 million for the three months ended March 31, 2019, a decrease of $21.9 million, or 11%.  Volumes sold into the Industrial segment were 3.3 million tons in the three months ended March 31, 2020, compared to 3.6 million tons for the three months ended March 31, 2019, a decrease of 0.3 million tons, or 8%.  Revenue and volume decreases were primarily attributed to the sale of our Calera, Alabama lime processing facility and Winchester & Western Railroad in the third quarter of 2019 and lower transportation-related revenues for freight charged to customers.  These decreases were partially offset by strength in coatings and polymers.

Segment Gross Profit and Contribution Margin

Gross profit was $68.8 million for the three months ended March 31, 2020 compared to gross profit of $66.7 million for the three months ended March 31, 2019, an increase of $2.1 million, or 3%.  The gross profit increase was primarily due to a reduction in operating lease expenses for the three months ended March 31, 2020.

Contribution margin was $75.7 million in the three months ended March 31, 2020 and further excludes $1.3 million of operating costs of idled facilities and $5.6 million of excess railcar capacity costs.  Contribution margin was $73.6 million in the three months ended March 31, 2019 and excludes $1.0 million and $6.0 million of operating costs of idled facilities and excess railcar capacity costs, respectively.  These excluded costs are entirely attributable to the Energy segment.

Energy segment gross profit was $14.6 million for the three months ended March 31, 2020 compared to $15.1 million for the three months ended March 31, 2019, a decrease of $0.5 million, or 3%.  The Energy segment gross profit decrease was primarily due to lower volumes, downward pricing pressure, reductions in E&P operations and higher railcar maintenance and storage costs.  On a sequential basis, Energy segment gross profit for the three months ended March 31, 2020 increased $27.1 million compared to a loss of $12.5 million in the three months ended December 31, 2019.  This sequential change was primarily driven by a reduction in operating lease expenses of $10.0 million with the remainder attributable to lower production costs during the three months ended March 31, 2020.

Industrial segment gross profit was $54.2 million for the three months ended March 31, 2020 compared to $51.6 million for the three months ended March 31, 2019, an increase of $2.6 million, or 5%.  The increase in Industrial segment gross profit was primarily due to reductions in manufacturing costs as a result of cost reduction initiatives as well as improved pricing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased $8.6 million, or 20%, to $33.4 million for the three months ended March 31, 2020 compared to $42.0 million for the three months ended March 31, 2019.  SG&A for the three months ended March 31, 2020 included $1.7 million of stock compensation expense compared to $2.8 million of stock compensation expense in the three months ended March 31, 2019.  The decrease is primarily due to headcount rationalization activities and reductions in discretionary spending, such as travel, entertainment and consulting.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) decreased $23.3 million, or 40%, to $34.8 million for the three months ended March 31, 2020, compared to $58.1 million in the three months ended March 31, 2019.  Depreciation of property, plant, and equipment and amortization expense decreased in the first quarter of 2020 compared to the first quarter of 2019 due to a lower depreciable base of existing property, plant, and equipment. In the fourth quarter of 2019, an impairment charge of approximately $1.4 billion, primarily related to the long-lived assets of our Energy segment, was the driver of the lower depreciation in the current period.

Restructuring and Other Charges

In the three months ended March 31, 2020, we incurred $5.5 million of strategic-related charges, which included consulting expense related to our preparation for our reorganization plan filed under Chapter 11.  In the three months ended March 31, 2019, we recorded $2.0 million in restructuring charges, primarily related to separation benefits and relocation costs as a result of the Merger and idled facilities.

Other Operating Income, net

Other operating income, net decreased $4.6 million to $2.3 million for the three months ended March 31, 2020 compared to income of $6.9 million for the three months ended March 31, 2019.  This decrease was primarily attributable to the recognition of a forfeited prepayment related to a long-term supply agreement in other operating income in the first quarter of 2019, which did not recur in the first quarter of 2020.

Operating Loss from Continuing Operations

Operating loss from continuing operations decreased approximately $25.8 million to $2.7 million for the three months ended March 31, 2020 compared to a loss of $28.5 million for the three months ended March 31, 2019.  The change in operating loss from continuing operations for the three months ended March 31, 2020 was primarily due to reductions in SG&A and DD&A.

Interest Expense, net

Interest expense decreased $2.0 million to $23.6 million for the three months ended March 31, 2020 compared to $25.6 million for the three months ended March 31, 2019.  The decrease in interest expense is primarily due to a reduction in the principal on the Term Loan balance in the first quarter of 2020 compared to the first quarter of 2019 as a result of the voluntary repurchase of approximately $63 million of outstanding debt and normal scheduled amortization payments, as well as the decrease in interest rates in the first quarter of 2020 compared to the first quarter of 2019.  The interest rate was 5.9% and 6.6% for the three months ended March 31, 2020 and three months ended March 31, 2019, respectively.

Other Non-Operating Expense, net

Other non-operating expense, net increased $0.7 million to $2.9 million in the three months ended March 31, 2020 compared to $2.2 million in the three months ended March 31, 2019.  The increase is primarily due to an increase in settlement accounting charges in the first quarter of 2020 compared to the first quarter of 2019.

Benefit for Income Taxes

The benefit for income taxes increased $24.2 million to $28.3 million for the three months ended March 31, 2020 compared to a benefit of $4.1 million for the three months ended March 31, 2019.  Loss before income taxes decreased $27.1 million to $29.2 million for the three months ended March 31, 2020 compared to a loss of $56.3 million for the three months ended March 31, 2019.  The increase in benefit from income taxes was primarily attributable to a discrete benefit resulting from provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) allowing for increased carryback and utilization of net operating losses (see additional explanation below).

The effective tax rate was 96.7% and 7.2% for the three months ended March 31, 2020 and 2019, respectively.  The increase in the effective tax rate is primarily attributable to a discrete benefit resulting from provisions of the CARES Act allowing for increased carryback and utilization of net operating losses (see additional explanation below).  This impact is the majority of the income tax benefit recognized in the first quarter of 2020.  The effective tax rate differs from the U.S. federal statutory rate primarily due to depletion, the impact of foreign taxes, tax provisions requiring U.S. income inclusion of foreign income, and changes to a valuation allowance set up on deferred taxes.

In response to the economic impact of the coronavirus (COVID-19) pandemic, on March 27, 2020, President Trump signed into law the CARES Act. The CARES Act enacts a number of economic relief measures, including the infusion of various tax cash benefits into negatively affected companies to ease the impact of the pandemic. We are still assessing the impact of CARES Act. The CARES Act included provisions allowing net operating losses arising in tax years beginning after December 31, 2017, and before January 1,

2021 to be carried back to each of the five tax years preceding the tax year of such loss. In addition, the CARES Act removed the limitation that net operating losses generated after 2017 could only offset 80% of taxable income. For the quarter ending March 31, 2020, we recorded a discrete benefit of $29.3 million resulting from this change because these losses now eligible for utilization were estimated as not realizable prior to the CARES Act.

The provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate.  If our estimated effective tax rate changes, we make a cumulative adjustment.

Net Loss Attributable to Covia

Net loss attributable to Covia decreased $51.3 million to $0.9 million for the three months ended March 31, 2020 compared to a loss of $52.2 million for the three months ended March 31, 2019 primarily due to the increase in benefit from income taxes, as well as reductions in SG&A and DD&A, partially offset by lower profitability in the Energy segment in the three months ended March 31, 2020 discussed above.

Adjusted EBITDA

Adjusted EBITDA increased $1.5 million to $36.4 million for the three months ended March 31, 2020 compared to $34.9 million for the three months ended March 31, 2019.  Adjusted EBITDA for the three months ended March 31, 2020 excludes the impact of $1.7 million of non-cash stock compensation expense and $5.5 million in restructuring and other charges.  The change in Adjusted EBITDA is largely due to the profitability, SG&A and other factors discussed above.

Liquidity and Capital Resources

Overview

Our liquidity is principally used to service our debt, meet our working capital needs, and invest in both maintenance and growth capital expenditures.  Due to impacts of the macroenvironment, industry, and other company-specific factors, we have taken significant actions to reduce our working capital requirements, our overhead costs, monetizing certain non-core assets within our portfolio and other actions to maintain adequate liquidity and reduce capital requirements.  Historically, we have met our liquidity and capital investment needs with funds generated from operations and the issuance of debt, if necessary.

Our principal sources of liquidity are cash on-hand and cash flow from operations, both now and in the near future.  Our operations are capital intensive and short-term capital expenditures related to certain strategic projects can be substantial.

On June 29, 2020, we commenced voluntary cases under Chapter 11 of the U.S. Bankruptcy Code, which raises substantial doubt as to our ability to continue as a going concern. The commencement of the Chapter 11 Cases accelerated substantially all of our outstanding debt. Any efforts to enforce payment obligations related to the acceleration of our debt have been automatically stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code. Further, on June 29, 2020, we entered into the Restructuring Support Agreement with the Consenting Stakeholders. The Restructuring Support Agreement contemplates that the restructuring and recapitalization of the Company Parties will occur through a prearranged plan of reorganization in the Chapter 11 Cases.

Term Loan

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

Interest on the Term Loan accrues at a per annum rate of either (at our option) (a) LIBOR plus a spread or (b) the alternate base rate plus a spread.  The spread will vary depending on our total net leverage ratio, defined as the ratio of debt (less up to $150 million of cash) to EBITDA for the most recent four fiscal quarter period, as follows:

	Term Loan
Leverage Ratio	Applicable Margin for Eurodollar Loans	Applicable Margin for ABR Loans
Greater than or equal to 2.50x	4.00%	3.00%
Greater than or equal to 2.0x and less than 2.50x	3.75%	2.75%
Greater than or equal to 1.50x and less than 2.0x	3.50%	2.50%
Less than 1.50x	3.25%	2.25%

The table below provides certain financial metrics for guarantor subsidiaries and non-guarantor subsidiaries:

	Guarantor	Non-Guarantor	Total
Revenues	$79,418	$243,242	$322,660
Gross profit	(21,701)	90,487	68,786
EBITDA	(35,379)	64,599	29,220
Adjustments	7,149	-	7,149
Adjusted EBITDA	$(28,230)	$64,599	$36,369

The Term Loan contains customary representations and warranties, affirmative covenants, negative covenants and events of default.  Negative covenants include, among others, limitations on debt, liens, asset sales, mergers, consolidations and fundamental changes, dividends and repurchases of equity securities, repayments or redemptions of subordinated debt, investments, transactions with affiliates, restrictions on granting liens to secure obligations, restrictions on subsidiary distributions, changes in the conduct of the business, amendments and waivers in organizational documents and junior debt instruments and changes in the fiscal year.  The filing of the Chapter 11 Cases constituted an event of default under the Term Loan.

See Note 4 in the consolidated financial statements included in this Report for further detail regarding the Term Loan.

As of March 31, 2020, we had outstanding Term Loan borrowings of $1.56 billion and cash on-hand of $298.2 million.

Receivables Facility

On March 31, 2020, we entered into a Receivables Financing Agreement (“Receivables Facility”) by and among (i) Covia, as initial servicer, (ii) Covia Financing LLC, a wholly-owned subsidiary of Covia, as borrower (“Covia Financing”), (iii) the persons from time to time party thereto, as lenders, (iv) PNC Bank, National Association, as LC bank and as administrative agent (“PNC”), and (v) PNC Capital Markets LLC, as structuring agent (“Structuring Agent”).  In connection with the Receivables Facility, on March 31, 2020, Covia, as originator and servicer, and Covia Financing, as the buyer, entered into a Purchase and Sale Agreement (“PSA”), and various of Covia’s subsidiaries, as sub-originators (“Sub-Originators”), and Covia, as the buyer and servicer, entered into the Sub-Originator Purchase and Sale Agreement (“Sub-PSA”).  Together, the Receivables Facility, the PSA, and the Sub-PSA (“Agreements”) establish the primary terms and conditions of an accounts receivable securitization program (the “Receivables Facility”).

Pursuant to the terms of the Sub-PSA, the Sub-Originators will sell its receivables to Covia in a true sale conveyance. Pursuant to the PSA, Covia, in its capacity as originator, will sell in a true sale conveyance its receivables, including the receivables it purchased from the Sub-Originators, to Covia Financing. Under the Receivables Facility, Covia Financing may borrow or obtain letters of credit in an amount not to exceed $75 million in the aggregate and will secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC. The loans under the Receivables Facility are an obligation of Covia Financing and not the Sub-Originators or Covia.  None of the Sub-Originators nor Covia guarantee the collectability of the trade receivables or the creditworthiness of the obligors of the receivables.

Amounts outstanding under the Receivables Facility accrue interest based on LIBOR Market Index Rate, provided that Covia Financing may select adjusted LIBOR for a tranche period. The Receivables Facility terminates on March 31, 2023, unless terminated earlier pursuant to the terms of the Agreements. The Agreements include customary fees, conditions, representations and warranties, indemnification provisions, covenants and events of default. The amount available with respect to the receivables are subject to customary limits and reserves, including limits and reserves based on customer concentrations and prior past due balances. Subject in some cases to cure periods, amounts outstanding under the Receivables Facility may be accelerated for typical defaults including, but not limited to, the failure to make when due payments or deposits, borrowing base deficiencies, failure to observe or perform any covenant, failure to pay a material judgment, inaccuracy of representations and warranties, certain bankruptcy or ERISA events, a change of control, the occurrence of a termination event if certain limits are exceeded for a specified period, for certain defaults or acceleration under material debt, or invalidity of security interests or unenforceable transaction documents.

There were no borrowings under the Receivables Facility at March 31, 2020.

The filing of the Chapter 11 Cases constituted an event of default under the Receivables Facility.

Working Capital

Working capital is the amount by which current assets (excluding cash and cash equivalents and assets held for sale) exceed current liabilities (excluding current portion of long-term debt) and represents a measure of liquidity.  Covia’s working capital was $82.3 million at March 31, 2020 and $61.7 million at December 31, 2019.  The increase in working capital is primarily due to an increase in income tax receivable of approximately $30 million based on the carryback allowable under the CARES Act discussed above. During the period, various working capital metrics improved, particularly cash collections and days sales outstanding ratios of our accounts receivable portfolio.

Cash Flow Analysis

Net Cash Used in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, the gain on the sale of subsidiaries, impairment charges, and the effect of changes in working capital.

Net cash used in operating activities was $0.7 million for the three months ended March 31, 2020 compared with $55.1 million in the three months ended March 31, 2019.  This $54.4 million variance was primarily due to a lower net loss and the improvements in cash collections.  In the first quarter of 2019, system implementation issues resulted in a much longer average collection period on the Company’s trade receivables.

Net Cash Used in Investing Activities

Investing activities in the current period consist primarily of capital expenditures for maintenance; however, the Company typically utilizes cash for both growth and maintenance projects.  Capital expenditures generally consist of expansions of production or terminal facilities, land and reserve acquisition or maintenance related expenditures for asset replacement and health, safety, and quality improvements.

Net cash used in investing activities was $8.0 million for the three months ended March 31, 2020 compared to $36.2 million used for the three months ended March 31, 2019.  The $28.2 million variance was primarily related to a decrease in capital expenditures, as the Company has focused on maintenance capital projects in the current period compared to growth and maintenance capital projects in the prior period. This change was driven by production capacity in the proppant market increasing as demand declined within our Energy segment.   Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2020 will be approximately $45 million, which is primarily associated with maintenance and cost improvement capital projects, and near-term payback growth projects. We expect to fund our capital expenditures through cash on our balance sheet and cash generated from our operations.

Capital expenditures were $8.3 million in the three months ended March 31, 2020 and were primarily focused on maintenance expenditures at various facilities.  Capital expenditures were $32.9 million in the three months ended March 31, 2019 and were primarily focused on completing our West Texas and Seiling facilities, completion of expansion projects at our Illinois and Oregon facilities, and expanding capacity at our Canoitas, Mexico facility.

Net Cash Used in Financing Activities

Net cash used in financing activities was $9.3 million in the three months ended March 31, 2020 compared to $5.7 million used in the months ended March 31, 2019.  The $3.6 million increase is primarily due to increased principal repayments of our Term Loan in the first quarter of 2020 versus the first quarter of 2019.

Seasonality

Our business is affected by seasonal fluctuations in weather that impact our production levels and our customers’ business needs.  For example, our Energy segment sales levels are lower in the first and fourth quarters due to lower market demand as adverse weather tends to slow oil and gas operations to varying degrees depending on the severity of the weather.  In addition, our inability to mine and process sand year-round at certain of our surface mines results in a seasonal build-up of inventory as we mine sand to build a stockpile that will feed our drying facilities during the winter months.  Additionally, in the second and third quarters, we sell higher volumes to our customers in our Industrial segment’s end markets due to the seasonal rise in demand driven by more favorable weather conditions.

Off-Balance Sheet Arrangements

We have no undisclosed off-balance sheet arrangements that have or are likely to have a current or future material impact on our financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

Other than as disclosed elsewhere in this report with respect to the filing of the Chapter 11 Cases and the acceleration of substantially all of our debt as a result, there have been no material changes outside of the ordinary course of our business to the contractual arrangements disclosed in our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K.

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

As of March 31, 2020 and December 31, 2019, we had $53.5 million and $46.5 million, respectively, accrued for Asset Retirement Obligations, which include future reclamation costs.  There were no significant changes with respect to environmental liabilities or future reclamation costs, however, the timing of the settlement estimate has been revised based on decisions made to idle certain production facilities.  This has resulted in an increase to the asset retirement obligation recognized in the financial statements as it is computed on a discounted cash flow model.

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

As of March 31, 2020, the fair value of the interest rate swaps was a liability of $34.6 million.

A hypothetical increase or decrease in interest rates by 1.0% on variable rate debt would have had an approximate $3.9 million impact on our interest expense in the three months ended March 31, 2020.

The filing of the Chapter 11 Cases constituted an event of default under the agreements governing the interest rate swaps, resulting in the acceleration of our outstanding indebtedness thereunder. See Note 21 to our condensed consolidated financial statements for further discussion.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers.  In the three months ended March 31, 2020 we did not have any customers that exceeded 10% of revenues. In the three months ended March 31, 2019, one customer in our Energy segment exceeded 10% of revenues and accounted for 11% of revenues in such period.  At March 31, 2020 and December 31, 2019, we had no customers whose accounts receivable balance exceeded 10% of total receivables.  We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.

Foreign Currency Risk

We are subject to market risk related to foreign currency exchange rate fluctuations.  Revenues from international operations represented 13% and 12% of our revenues for the three months ended March 31, 2020 and 2019, respectively.  A portion of our business is transacted in currencies other than the functional currency, including the Canadian dollar and Mexican peso.  Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. dollar-denominated revenues with operating expenses that are paid in the same currencies.  To date, foreign currency fluctuations have not had a material impact on results from operations.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Product Liability Matters

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of March 31, 2020, we were subject to approximately 40 active silica exposure cases.  Many of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in various jurisdictions over the years.  In accordance with the terms of our insurance coverage, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of a percentage of the defense costs.  Based on information currently available, management cannot reasonably estimate a loss at this time.  Although the outcomes of these lawsuits cannot be predicted with certainty, management does not believe that the pending lawsuits, individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors discussed under the caption “Risk Factors” in the Form 10-K.  Other than those noted above and the risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the Form 10-K.

An epidemic, pandemic or public health crisis could disrupt our operations and have a material adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, such as coronavirus, avian flu or African swine flu.  Outbreaks of contagious illness occur from time to time around the world.  The occurrence of such an outbreak or other adverse public health developments could materially disrupt our business and operations, including if government authorities impose mandatory closures, seek voluntary closures or impose restrictions on operations.  Furthermore, the risk of contracting viruses or other illnesses that may be transmitted through human contact could cause employees to avoid interacting with other people, which could materially and adversely affect the ability to adequately staff our operations.  An outbreak could also cause disruption in our supply chain and adversely impact our ability to ensure supplies to our facilities and to provide safety measures to protect our employees, which could materially and adversely affect our continuous operations.  If an outbreak reaches pandemic levels, there may also be long-term effects on the economies of effected countries.  Any of the foregoing within the countries in which we or our customers and suppliers operate or are dependent on supplies or revenues would severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Beginning in March 2020, our operations were disrupted by the COVID-19 pandemic.  Impacts to our business have included reduced activity and, in some cases, idling of customer facilities which have impacted our sales volumes and revenues.  In addition, the COVID-19 pandemic (along with disruptions in the global oil and gas markets) has impacted global oil demand resulting in a significant decline in oil prices.  The impact of the lower oil prices resulted in lower drilling and completion activity for our Energy customers which will negatively impact proppant sales.  Finally, stay-at-home orders by governments where we operate have forced our employees, and the employees of some of our customers, to work from home which has negatively impacted our business and delayed the filing of this Report.

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

Risks Associated with Chapter 11 Proceedings

We are subject to the risks and uncertainties associated with Chapter 11 proceedings.

On June 29, 2020, the Company and certain of its direct and indirect U.S. subsidiaries commenced the Chapter 11 Cases and, on June 29, 2020, entered into the Restructuring Support Agreement with certain of the Company’s creditors under the Term Loan. For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute the business plan, as well as our continuation as a going concern, are subject to risks and uncertainties associated with bankruptcy. These risks include the following:

•

our ability to obtain confirmation of a plan of reorganization under the Chapter 11 Cases and successfully consummate the restructuring, including by satisfying the conditions and milestones in the Restructuring Support Agreement;

•

our ability to improve our liquidity and long-term capital structure and to address our debt service obligations through the restructuring and the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operation;

•	our ability to obtain timely approval by the Bankruptcy Court with respect to the motions filed in the Chapter 11 Cases;
•

objections to the Company’s recapitalization process or other pleadings filed that could protract the Chapter 11 Cases and third party motions which may interfere with Company's ability to consummate the restructuring contemplated by the Restructuring Support Agreement or an alternative restructuring;

•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of the Chapter 11 Cases;
•	increased administrative and legal costs related to the Chapter 11 process;
•	potential delays in the Chapter 11 process due to the effects of the COVID-19 pandemic;
•	the effects of the restructuring and the Chapter 11 Cases on the Company and the interests of various constituents;
•

our substantial level of indebtedness and related debt service obligations and restrictions, including those expected to be imposed by covenants in any exit financing, that may limit our operational and financial flexibility; and

•

our ability to continue as a going concern and our ability to maintain relationships with suppliers, customers, employees and other third parties as a result of such going concern, the restructuring and the Chapter 11 Cases.

Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 proceedings that may be inconsistent with our plans.

Operating under Bankruptcy Court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business.

Additionally, so long as the Chapter 11 proceedings continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. If we are unable to obtain such court approval, or alternative financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, and, as a result, any securities in us could become further devalued or become worthless.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.

The Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our businesses as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the creditors’ committee and other parties-in-interest and one or more hearings. The creditors’ committees and other parties-in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our plan of reorganization.

We may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our plan. Even if the requisite acceptances of our plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims). If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings. If we are unable to successfully reorganize, we may not be able to continue our operations.

The Restructuring Support Agreement is subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the Restructuring Support Agreement is terminated, our ability to confirm and consummate a plan of reorganization could be materially and adversely affected.

The Restructuring Support Agreement sets forth certain conditions we must satisfy, including the timely satisfaction of milestones in the Chapter 11 proceedings, such as confirmation of the plan of reorganization (the “Plan”) and effectiveness of the Plan, and obtaining a new or amended exit revolving credit facility, the form and substance of which is reasonably satisfactory to the Consenting Stakeholders (as defined therein). Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control. The Restructuring Support Agreement gives the Consenting Stakeholders the ability to terminate the Restructuring Support Agreement under certain circumstances, including the failure of certain conditions to be satisfied. Should a termination event occur, all obligations of the parties to the Restructuring Support Agreement will terminate. A termination of the Restructuring Support Agreement may result in the loss of support for the Plan, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new Plan would be as favorable to holders of claims as the current Plan and our Chapter 11 proceedings could become protracted, which could significantly and detrimentally impact our relationships with vendors, suppliers, employees, and customers.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We cannot assure you that cash on hand, cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from the Chapter 11 proceedings.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 proceedings, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 proceedings.

As a result of the Chapter 11 proceedings, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our condensed consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent condensed consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to June 29, 2020, or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

We may experience increased levels of employee attrition as a result of the Chapter 11 proceedings.

As a result of the Chapter 11 proceedings, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 proceedings may be limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.

Trading in our common stock during the pendency of the Chapter 11 proceedings is highly speculative and poses substantial risks.

All of our indebtedness is senior to the Company’s existing common stock in our capital structure. As we have a substantial amount of indebtedness, any trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock.

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

10.1

Receivables Financing Agreement, dated March 31, 2020, among Covia Financing LLC, as borrower, Covia, as initial servicer, the lenders, the persons from time to time party thereto, as lenders, PNC Bank National Association, as Administrative Agent and LC Bank and PNC Capital Markets LLC, as Structuring Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on April 3, 2020) (File No. 001-38510).

10.2

Purchase and Sale Agreement, dated March 31, 2020, between Covia, as originator and servicer, and Covia Financing LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed with the SEC on April 3, 2020) (File No. 001-38510).

10.3

Sub-Originator Purchase and Sale Agreement, dated March 31, 2020, between various subsidiaries of Covia, as sub-originators, and Covia, as buyer and servicer (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company, filed with the SEC on April 3, 2020) (File No. 001-38510).

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

32.1(x)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(x)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1(x)	Mine Safety Disclosure Exhibit

Exhibit No.	Description

101.INS(x)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(x)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL(x)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(x)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(x)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(x)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covia Holdings Corporation

By:	/s/ Andrew D. Eich
Andrew D. Eich
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date:	June 30, 2020