Form 10-Q/A
period 2020-03-31
Covia Holdings Corp
filed 2020-07-01
CIK 1722287

123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

Covia Holdings Corporation, including its consolidated subsidiaries (collectively, “we,” “us,” “our,” “Covia,” and  “Company”), is filing this Amendment No. 1 on Form 10-Q (“Form 10-Q/A”) to amend the quarterly report on Form 10-Q originally filed with the Securities and Exchange Commission (“SEC”) on June 30, 2020 (“Original Report”), solely for the purpose of correcting the classification presented on page 39 of the Original Report (and appearing on page 40 of the Form 10-Q/A) regarding certain financial metrics for guarantor and non-guarantor subsidiaries. The information previously filed inadvertently misclassified certain amounts with no effect to the consolidated metrics presented within the table.

Except as specifically noted above, this Form 10-Q/A does not modify or update the disclosures presented in the Original Report, nor does this Form 10-Q/A reflect events occurring after the filing of the Original Report. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Report. All references to “Form 10-Q” or “Report” that follow, including, without limiting the foregoing, exhibits filed pursuant to Items 601(b)(31) and 601(b)(32) of Regulation S-K, are intended to refer to Form 10-Q/A.

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

Interest on the Term Loan accrues at a per annum rate of either (at our option) (a) LIBOR plus a spread or (b) the alternate base rate plus a spread.  The spread will vary depending on our total net leverage ratio, defined as the ratio of debt (less up to $150 million of cash) to EBITDA for the most recent four fiscal quarter period, as follows:

	Term Loan
Leverage Ratio	Applicable Margin for Eurodollar Loans	Applicable Margin for ABR Loans
Greater than or equal to 2.50x	4.00%	3.00%
Greater than or equal to 2.0x and less than 2.50x	3.75%	2.75%
Greater than or equal to 1.50x and less than 2.0x	3.50%	2.50%
Less than 1.50x	3.25%	2.25%

The table below provides certain financial metrics for guarantor subsidiaries and non-guarantor subsidiaries:

	Guarantor	Non-Guarantor	Total
Revenues	$256,560	$66,100	$322,660
Gross profit	44,031	24,755	68,786
EBITDA	15,316	13,904	29,220
Adjustments	7,149	-	7,149
Adjusted EBITDA	$22,465	$13,904	$36,369

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

Covia Holdings Corporation

By:	/s/ Andrew D. Eich
Andrew D. Eich
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date:	July 1, 2020