Form 10-Q
period 2020-06-30
Covia Holdings Corp
filed 2020-08-10
CIK 1722287

123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

(800) 255-7263

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CVIAQ*	OTC Pink Marketplace*

*On July 21, 2020, NYSE Regulation, Inc. filed a Form 25 with the Securities and Exchange Commission (the “SEC”) to delist Covia Holdings Corporation’s common stock (the “common stock”) from the New York Stock Exchange at the opening of business on August 3, 2020. The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be effective 90 days, or such shorter period as the SEC may determine, after filing of the Form 25. Upon deregistration of the common stock under Section 12(b) of the Exchange Act, the common stock will remain registered under Section 12(g) of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

Number of shares of Common Stock outstanding, par value $0.01 per share, as of August 6, 2020:  158,195,156

Covia Holdings Corporation and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues	$219,533	$444,936	$542,193	$873,182
Cost of goods sold (excluding depreciation, depletion, and amortization shown separately)	181,234	345,969	435,108	707,529

Operating expenses
Selling, general and administrative expenses	29,744	38,644	63,191	80,604
Depreciation, depletion and amortization expense	31,209	59,204	66,039	117,299
Asset impairments	298,299	-	298,299	-
Restructuring and other charges	29,414	9,535	34,913	11,537
Other operating expense (income), net	329	1,670	(1,939)	(4,722)
Loss from operations	(350,696)	(10,086)	(353,418)	(39,065)

Interest expense, net	59,340	27,866	82,923	53,002
Reorganization items, net	24,316	-	24,316	-
Other non-operating expense, net	2,683	1,571	5,595	3,758
Loss before benefit from income taxes	(437,035)	(39,523)	(466,252)	(95,825)

Benefit from income taxes	(1,407)	(5,136)	(29,659)	(9,190)
Net loss	(435,628)	(34,387)	(436,593)	(86,635)
Less: Net income (loss) attributable to the non-controlling interest	(6)	7	(30)	4
Net loss attributable to Covia Holdings Corporation	$(435,622)	$(34,394)	$(436,563)	$(86,639)

Loss per share
Basic	$(3.30)	$(0.26)	$(3.32)	$(0.66)
Diluted	$(3.30)	$(0.26)	$(3.32)	$(0.66)

Weighted average number of shares outstanding
Basic	132,057	131,458	131,954	131,373
Diluted	132,057	131,458	131,954	131,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net loss	$(435,628)	$(34,387)	$(436,593)	$(86,635)
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	3,537	906	(23,540)	3,207
Employee benefit obligations	2,018	115	3,872	5,017
Amortization and change in fair value of derivative instruments	35,820	(9,431)	22,500	(17,272)
Total other comprehensive income (loss), before tax	41,375	(8,410)	2,832	(9,048)
Provision (benefit) for income taxes related to items of other comprehensive income (loss)	4,746	(3,465)	4,922	(3,986)
Comprehensive loss, net of tax	(398,999)	(39,332)	(438,683)	(91,697)
Comprehensive income (loss) attributable to the non-controlling interest	(6)	7	(30)	4
Comprehensive loss attributable to Covia Holdings Corporation	$(398,993)	$(39,339)	$(438,653)	$(91,701)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019
	(in thousands, except par value)
Assets
Current assets
Cash and cash equivalents	$250,261	$319,484
Accounts receivable, net of allowance for doubtful accounts of $4,591 and $2,211 at June 30, 2020 and December 31, 2019, respectively	128,721	199,027
Inventories, net	113,435	121,790
Other receivables	42,468	15,879
Prepaid expenses and other current assets	29,591	20,843
Total current assets	564,476	677,023

Property, plant and equipment, net	1,068,471	1,419,982
Operating right-of-use assets, net	145,753	158,489
Deferred tax assets, net	8,305	13,725
Goodwill	119,822	119,822
Intangibles, net	30,281	33,630
Other non-current assets	26,408	23,847
Total assets	$1,963,516	$2,446,518

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$526	$18,633
Operating lease liabilities, current	1,375	63,773
Accounts payable	29,873	97,313
Accrued expenses	33,349	126,895
Deferred revenue	14,398	7,815
Total current liabilities	79,521	314,429

Long-term debt	977	1,539,073
Operating lease liabilities, non-current	3,754	272,378
Employee benefit obligations	64,242	66,073
Deferred tax liabilities, net	-	131
Other non-current liabilities	67,399	77,270
Total liabilities not subject to compromise	215,893	2,269,354

Liabilities subject to compromise	2,007,312	-
Total liabilities	2,223,205	2,269,354

Commitments and contingent liabilities (Note 16)
Equity (deficit)
Preferred stock: $0.01 par value, 15,000 authorized shares at June 30, 2020 and December 31, 2019
Shares outstanding: 0 at June 30, 2020 and December 31, 2019	-	-
Common stock: $0.01 par value, 750,000 authorized shares at June 30, 2020 and December 31, 2019
Shares issued: 158,195 at June 30, 2020 and December 31, 2019
Shares outstanding: 132,098 and 131,743 at June 30, 2020 and December 31, 2019, respectively	1,777	1,777
Additional paid-in capital	395,461	400,047
Retained earnings (deficit)	(78,706)	357,857
Accumulated other comprehensive loss	(107,176)	(105,086)
Total equity attributable to Covia Holdings Corporation before treasury stock	211,356	654,595
Less: Treasury stock at cost
Shares in treasury: 26,097 and 26,452 at June 30, 2020 and December 31, 2019, respectively	(471,694)	(478,110)
Total equity (deficit) attributable to Covia Holdings Corporation	(260,338)	176,485
Non-controlling interest	649	679
Total equity (deficit)	(259,689)	177,164
Total liabilities and equity	$1,963,516	$2,446,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity attributable to Covia Holdings Corporation
	Common Stock	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Shares of Treasury Stock	Subtotal	Non- Controlling Interest	Total
	(in thousands)
Three Months Ended June 30, 2019
Beginning balance	$1,777	131,420	$386,585	$1,595,714	$(95,342)	$(483,956)	26,775	$1,404,778	$554	$1,405,332
Net loss	-	-	-	(34,394)	-	-	-	(34,394)	7	(34,387)
Other comprehensive loss	-	-	-	-	(4,945)	-	-	(4,945)	-	(4,945)
Share-based awards exercised or distributed	-	52	(900)	-	-	938	(52)	38	-	38
Stock compensation expense	-	-	3,315	-	-	-	-	3,315	-	3,315
Ending balance	$1,777	131,472	$389,000	$1,561,320	$(100,287)	$(483,018)	26,723	$1,368,792	$561	$1,369,353

Three Months Ended June 30, 2020
Beginning balance	$1,777	132,024	$396,646	$356,916	$(143,805)	$(473,059)	26,171	$138,475	$655	$139,130
Net loss	-	-	-	(435,622)	-	-	-	(435,622)	(6)	(435,628)
Other comprehensive income	-	-	-	-	36,629	-	-	36,629	-	36,629
Share-based awards exercised or distributed	-	74	(1,365)	-	-	1,365	(74)	-	-	-
Stock compensation expense	-	-	180	-	-	-	-	180	-	180
Ending balance	$1,777	132,098	$395,461	$(78,706)	$(107,176)	$(471,694)	26,097	$(260,338)	$649	$(259,689)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Equity

(Unaudited)

	Equity attributable to Covia Holdings Corporation
	Common Stock	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Shares of Treasury Stock	Subtotal	Non- Controlling Interest	Total
	(in thousands)
Six Months Ended June 30, 2019
Beginning balance	$1,777	131,188	$388,027	$1,647,959	$(95,225)	$(488,141)	27,007	$1,454,397	$556	$1,454,953
Net loss	-	-	-	(86,639)	-	-	-	(86,639)	4	(86,635)
Other comprehensive loss	-	-	-	-	(5,062)	-	-	(5,062)	-	(5,062)
Share-based awards exercised or distributed	-	284	(5,109)	-	-	5,123	(284)	14	-	14
Stock compensation expense	-	-	6,082	-	-	-	-	6,082	-	6,082
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	1	1
Ending balance	$1,777	131,472	$389,000	$1,561,320	$(100,287)	$(483,018)	26,723	$1,368,792	$561	$1,369,353

Six Months Ended June 30, 2020
Beginning balance	$1,777	131,743	$400,047	$357,857	$(105,086)	$(478,110)	26,452	$176,485	$679	$177,164
Net loss	-	-	-	(436,563)	-	-	-	(436,563)	(30)	(436,593)
Other comprehensive loss	-	-	-	-	(2,090)	-	-	(2,090)	-	(2,090)
Share-based awards exercised or distributed	-	355	(6,416)	-	-	6,416	(355)	-	-	-
Stock compensation expense	-	-	1,830	-	-	-	-	1,830	-	1,830
Ending balance	$1,777	132,098	$395,461	$(78,706)	$(107,176)	$(471,694)	26,097	$(260,338)	$649	$(259,689)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net loss attributable to Covia Holdings Corporation	$(436,563)	$(86,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	66,039	117,299
Amortization of deferred financing costs	2,483	2,977
Asset impairments	298,299	-
(Gain) loss on disposal of fixed assets	(1,323)	1,959
Deferred income tax provision (benefit)	(1,421)	(13,035)
Stock compensation expense	1,830	6,082
Non-cash loss on derivatives	35,820	-
Non-cash reorganization items, net	24,316	-
Net income (loss) from non-controlling interest	(30)	4
Other, net	(19,660)	6,122
Change in operating assets and liabilities:
Accounts receivable	67,082	(24,701)
Inventories	5,310	6,320
Prepaid expenses and other assets	(37,481)	4,718
Accounts payable	(13,384)	(2,260)
Accrued expenses	(31,449)	32,580
Net cash (used) provided by operating activities	(40,132)	51,426

Cash flows from investing activities
Capital expenditures	(17,515)	(59,469)
Capitalized interest	(966)	(3,283)
Proceeds from sale of fixed assets	1,966	130
Net cash used in investing activities	(16,515)	(62,622)

Cash flows from financing activities
Payments on Term Loan	(7,931)	(8,250)
Payments on other long-term debt	(49)	(76)
Payments on finance lease liabilities	(1,740)	(2,237)
Tax payments for withholdings on share-based awards exercised or distributed	(187)	(472)
Net cash used in financing activities	(9,907)	(11,035)

Effect of foreign currency exchange rate changes	(2,669)	244
Decrease in cash and cash equivalents	(69,223)	(21,987)

Cash and cash equivalents
Beginning of period	319,484	134,130
End of period	$250,261	$112,143

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$(50,153)	$(24,860)
Income taxes paid	(1,672)	(8,429)
Non-cash increase in asset retirement obligations	6,514	-
Non-cash investing activities:
Capital expenditures and capitalized interest in accounts payable and accrued expenses	$3,763	$7,566
Right-of-use assets obtained in exchange for lease liabilities	481	415,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.Business and Summary of Significant Accounting Policies

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

Covia began operating in its current form following a business combination between Fairmount Santrol Holdings Inc. (“Fairmount Santrol”) and Unimin Corporation (“Unimin”) pursuant to which Fairmount Santrol was merged into a wholly-owned subsidiary of Unimin, Bison Merger Sub, LLC (“Merger Sub”), with Merger Sub as the surviving entity following the merger (the “Merger”).  The Merger was completed on June 1, 2018 (the “Merger Date”), after which Unimin changed its name to Covia Holdings Corporation.

Reclassifications

Certain reclassifications of prior period presentations have been made to conform to the current period presentation.

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) and disclosures necessary for a fair statement of the financial position, results of operations, comprehensive loss, and cash flows of the reported interim periods.  The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP.  Interim results are not necessarily indicative of the results to be expected for the full year or any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto and for each of the three years in the period ended December 31, 2019, which are included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC” or the “Commission”) on March 16, 2020 (“Form 10-K”), and information included elsewhere in this Quarterly Report on Form 10-Q (“Report”).

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

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 29, 2020 (“Petition Date”), Covia Holdings Corporation and certain of its direct and indirect U.S. subsidiaries filed petitions for reorganization under Chapter 11 of title 11 of the Bankruptcy Code, and in connection therewith, entered into a Restructuring Support Agreement (as defined below) as part of a prearranged plan of reorganization (see further description below).

In light of the Company’s Chapter 11 proceedings, our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the approval by the Bankruptcy Court (as defined below), implement a business plan of reorganization, emerge from the Chapter 11 proceedings and generate sufficient liquidity following the reorganization to meet our contractual obligations and operating needs. The Chapter 11 proceedings create certain risks and uncertainties related to, among other things, (i) the Company’s ability to obtain requisite support for the business plan of reorganization from various stakeholders, and (ii) the disruptive effects of the Chapter 11 proceedings on our business making it potentially more difficult to maintain business, financing and operational relationships.

Although management believes that the reorganization of the Company through the Chapter 11 Cases (as defined below) will position the Company for sustainable growth opportunities, the Chapter 11 filing caused an event of default under certain instruments governing the Company’s indebtedness, which is stayed during the pendency of the Company’s bankruptcy proceeding. Further, there are several risks and uncertainties associated with the Company’s bankruptcy, including, among others: (a) the Company’s prearranged plan of reorganization may never be confirmed or become effective, (b) the Restructuring Support Agreement (as defined below) may be terminated by one or more of the parties thereto, (c) the Bankruptcy Court may grant or deny motions in a manner that is adverse to the Company and its subsidiaries, and (d) the Company’s Chapter 11 Cases may be converted into a Chapter 7 liquidation.  These factors, together with the Company’s recurring losses and accumulated deficit, create substantial doubt regarding our ability to continue as a going concern.  See those risk factors discussed under “Risk Factors” in Part II, Item 1A of this Report.

Voluntary Reorganization under Chapter 11

On June 29, 2020, Covia Holdings Corporation and certain of its direct and indirect U.S. subsidiaries (collectively, the “Company Parties”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) with the Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption In re: Covia Holdings Corporation, et al.

The Company Parties continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As discussed further below, to ensure ordinary course operations, the Company Parties obtained approval from the Bankruptcy Court for certain “first day” motions, including motions to obtain customary relief intended to continue ordinary course operations after the Petition Date.

However, the Chapter 11 process can be unpredictable and involves significant risks and uncertainties. As a result of these risks and uncertainties, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 cases, and the description of the Company’s operations, properties and liquidity and capital resources included in this Report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process.

On June 29, 2020, and in connection with the filing of the Chapter 11 Cases, the Company Parties entered into a Restructuring Support Agreement (as amended, the “Restructuring Support Agreement”) with certain creditors (the “Consenting Stakeholders”) under its Credit and Guaranty Agreement, dated as of June 1, 2018 (as amended or otherwise modified from time to time, the “Term Loan Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Barclays Bank plc, as administrative agent, and the lenders party thereto from time to time (the “Term Loan Lenders”). The Restructuring Support Agreement contemplates agreed-upon terms for a prearranged plan of reorganization (the “Plan”).

Under the Restructuring Support Agreement, the Plan must be confirmed and declared effective by the Bankruptcy Court no later than 150 days after the Petition Date. Under the Bankruptcy Code, a majority in number and two-thirds in amount of each impaired class of claims must approve the Plan. The Restructuring Support Agreement requires the Consenting Stakeholders to vote in favor of and support the Plan, and the Consenting Stakeholders represent the requisite number of votes for the Term Loan Agreement’s class of creditors entitled to vote on the Plan.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Plan is expected to be implemented in accordance with the restructuring term sheet attached to, and incorporated into, the Restructuring Support Agreement (the “Term Sheet”) (such transactions described in, and in accordance with the Restructuring Support Agreement and the Term Sheet, the “Restructuring Transactions”) which, among other things, contemplates that:

•

the Restructuring Transactions are to be implemented through the prearranged Chapter 11 Cases by the Company Parties to pursue confirmation of the Plan, on which votes will be solicited from (i) the Term Loan Lenders and holders of claims under certain interest rate swap agreements to which the Company is a party (such claims, “Swap Agreement Claims”) and (ii) certain holders of general unsecured claims;

•

the Receivables Facility is to be terminated and replaced with a letter of credit facility (the “L/C Facility”) pursuant to an interim order of the Bankruptcy Court authorizing, among other things (i) the Company’s funding of a new letter of credit collateral account held at Covia Financing, (ii) entry into the Payoff and Reassignment Agreement (the “Payoff Agreement”), among the Company, Covia Financing, the sub-originators party thereto (the “RSA Sub-Originators”), PNC, and PNC Capital Markets LLC (“PNC Capital”), (iii) the Company’s and the RSA Sub-Originators’ entry into, and performance of, their respective obligations under the Payoff Agreement and, as applicable, the Reimbursement Agreement for Cash-Collateralized Standby Letters of Credit, among PNC, Covia Financing, and the Company (the “Reimbursement Agreement” and, together with the Payoff Agreement, the “Letter of Credit Agreements”), and (iv) execution of the transactions contemplated by the Letter of Credit Agreements (see below and Note 25 for further detail on the termination of the Receivables Facility);

•

on the effective date of the Plan, the reorganized Company Parties expect to enter into a $825 million senior secured term loan (the “New Term Loan”) with an interest rate of LIBOR + 400 bps (100 bps floor), payable in cash unless the Company elects a PIK and cash option, a minimum liquidity covenant of $50 million to be tested quarterly, and on other terms reasonably acceptable to the Company and the Consenting Stakeholders as set forth in a supplement to the Plan;

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

•

the Term Loan Lenders and holders of Swap Agreement Claims are expected to receive, in exchange for their claims under the Term Loan Agreement (the “Term Loan Claims”) and Swap Agreement Claims, respectively, their pro rata share of (i) all excess cash on the Company’s balance sheet pro forma for all remaining professional fees expected to be paid through the date upon which the Company emerges from bankruptcy (the “Emergence Date”) as of the date of the last available month-end balance sheet as of ten business days prior to the Emergence Date as of the effective date of the Plan, subject to minimum liquidity and cash requirements and working capital adjustments, net of any proceeds associated with receipt of the CARES Act Tax Refund; (ii) $825 million in take-back debt pursuant to the New Term Loan; and (iii) 100% of the equity in the reorganized Company, subject to adjustment for treatment of general unsecured claims and dilution from a new management incentive plan of the reorganized Company (the “MIP”);

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

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In accordance with the Restructuring Support Agreement, the Consenting Stakeholders agreed, among other things, to: (i) support the Restructuring Transactions and vote and exercise any powers or rights available to it (including in any board, shareholders’, or creditors’ meeting or in any process requiring voting or approval to which they are legally entitled to participate), in each case, in favor of any matter requiring approval to the extent necessary to implement the Restructuring Transactions; (ii) use commercially reasonable efforts to cooperate with and assist the Company Parties in obtaining additional support for the Restructuring Transactions from the Company Parties’ other stakeholders; (iii) vote and consent to accept the Plan; (iv) negotiate in good faith and use commercially reasonable efforts to execute and implement the Definitive Documents and any other required agreements to effectuate and consummate the Restructuring Transactions as contemplated by this Restructuring Support Agreement to which it is required to be a party; (v) not to object to, delay, impede, or take any other action to interfere with acceptance, implementation, or consummation of the Restructuring Transactions; and (vi) except as permitted in the Restructuring Support Agreement, not transfer any ownership (including any beneficial ownership as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) held by each Consenting Stakeholder.

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

To implement the Plan, on June 29, 2020, the Company Parties filed the Chapter 11 Cases.

Further, with the approval of the Bankruptcy Court, the Receivables Facility was replaced with a letter of credit facility pursuant to an interim order of the Bankruptcy Court authorizing, among other things, (i) the Company’s funding of a new letter of credit collateral account held at Covia Financing, (ii) entry into the Payoff and Reassignment Agreement (the “Payoff Agreement”), among the Company, Covia Financing, the Sub-Originators, PNC, and PNC Capital, (iii) the Company’s, Covia Financing’s and the Sub-Originators’ entry into, and performance of, their respective obligations under the Payoff Agreement and, as applicable, the Reimbursement Agreement for Cash-Collateralized Standby Letters of Credit, among PNC, Covia Financing, and the Company (the “Reimbursement Agreement” and, together with the Payoff Agreement, the “Letter of Credit Agreements”), and (iv) execution of the transactions contemplated by the Letter of Credit Agreements.  In July 2020, we cash collateralized our $37.0 million of outstanding standby letters of credit. See Note 25 for further detail on the Receivables Facility.

Further, the commencement of the Chapter 11 Cases constituted an event of default under, and resulted in the acceleration of, certain of the Company Parties’ debt obligations, including under the following debt instruments (the “Debt Instruments”):

•	$1.56 billion in aggregate principal amount under the Term Loan Agreement;
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

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Debt Instruments provide that as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. The Company Parties believe that any efforts to enforce the financial obligations under the Debt Instruments are stayed as a result of the filing of the Chapter 11 Cases in the Bankruptcy Court.

The Company cannot predict the ultimate outcome of the Chapter 11 Cases. Although the Company expects the Chapter 11 Cases to proceed in accordance with the milestones set forth in the Restructuring Support Agreement, third parties may propose alternative plans of reorganization. Further, the Restructuring Support Agreement may be terminated upon the occurrence of certain events set forth in the Definitive Documents (as defined in the Restructuring Support Agreement), including the failure to meet specified milestones specified in the Restructuring Term Sheet. In the event the Plan is not confirmed or the Restructuring Support Agreement is terminated, the duration of the Chapter 11 Cases will be extended which will increase the Company’s expenses and reduce the Company’s capital resources. Further, even if the Plan is confirmed, although the Company expects the exit financing provided for in the Plan will be sufficient to make all payments required by the Plan, the Company faces many risks and uncertainties that it cannot predict and consequently, there is no guarantee that the exit financing provided for in the Plan will be sufficient to accomplish the Company’s reorganization strategy. See “Risk Factors” in Part II, Item 1A of this Report for additional information.

NYSE Notice of Delisting Proceedings

On June 30, 2020, the Company was notified by the staff of NYSE Regulation, Inc. (“NYSE Regulation”) that it had determined to commence proceedings to delist the Company’s common stock from the New York Stock Exchange (“NYSE”). NYSE Regulation reached its decision that the Company is no longer suitable for listing pursuant to NYSE Listed Company Manual Section 802.01D after the Company commenced the Chapter 11 Cases. See Note 25 for further detail on the delisting proceedings.

Bankruptcy Accounting

For the periods following the Petition Date, the Company has applied Accounting Standards Codification 852 - Reorganizations (“ASC 852”) in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the three months ended June 30, 2020 related to the bankruptcy proceedings, including unamortized long-term debt issuance costs associated with debt classified as liabilities subject to compromise, are recorded as “Reorganization items, net.” In addition, the Company Parties’ pre-petition obligations that may be impacted by the Chapter 11 Cases have been classified on the Condensed Consolidated Balance Sheets at June 30, 2020 as “Liabilities subject to compromise.” These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See below for more information regarding Reorganization items.

ASC 852 requires certain additional reporting for financial statements prepared between the bankruptcy filing date and the date of emergence from bankruptcy, including:

•

Reclassification of Company Parties pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured, to a separate line item in the Condensed Consolidated Balance Sheets called, “Liabilities subject to compromise”; and

•	Segregation of “Reorganization items, net” as a separate line in the Condensed Consolidated Statements of Loss, outside of loss from operations.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Debtor-In-Possession

The Company Parties are currently operating as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions filed by the Company Parties that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, the Company Parties are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized the Company Parties to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Company Parties to: (i) pay employees’ wages and related obligations; (ii) continue to operate their cash management system in a form substantially similar to pre-petition practice; (iii) use cash collateral on an interim basis;  (iv) pay taxes in the ordinary course; and (v) maintain their insurance program in the ordinary course.

Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the filing of the petitions for the Chapter 11 Cases on the Petition Date automatically stayed most judicial or administrative actions against the Company Parties and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Company Parties’ pre-petition liabilities are subject to settlement under the Bankruptcy Code. See Note 24, Condensed Combined Debtor-In-Possession Financial Information for additional information.

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Company Parties may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Company Parties from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Company Parties to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Company Parties in this document, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Company Parties, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.

Potential Claims

The Company Parties expect to file schedules and statements (the “Schedules and Statements”) and reports required under Federal Rule of Bankruptcy Procedure 2015.3 (the “2015.3 Reports”) on August 12, 2020, and August 13, 2020, respectively.  The Schedules and Statements set forth, among other things, the assets and liabilities of each of the Company Parties, subject to the assumptions filed in connection therewith. The 2015.3 Reports set forth, among other things, financial information of entities in which a chapter 11 estate holds a controlling or substantial interest. The Schedules and Statements and 2015.3 Reports may be subject to further amendment or modification after filing.

The Bankruptcy Court entered an order on August 3, 2020, setting claim bar dates for certain types of claims.  Certain holders of pre-petition claims that are not governmental units are required to file proofs of claim by September 18, 2020 (the “Bar Date”). These claims will be reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise. In light of the substantial number of claims expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Company Parties emerge from bankruptcy.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reorganization Items, Net

The Company Parties have incurred and will continue to incur significant costs associated with the reorganization, primarily legal, investment banking, financial advisory and other professional fees as well as the write-off of deferred long-term debt fees on debt subject to compromise. The amount of these costs, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Company’s results of operations.  Professional fees incurred prior to the Petition Date but related to the bankruptcy filing have been recorded as Restructuring and Other Charges on the Income Statement.  In accordance with applicable guidance, costs associated with the bankruptcy proceedings subsequent to the Petition Date have been recorded as Reorganization items, net within the Company’s accompanying Condensed Consolidated Statement of Loss for the three months ended June 30, 2020. See Note 23, Reorganization Items, Net.

Financial Statement Classification of Liabilities Subject to Compromise

The accompanying Condensed Consolidated Balance Sheets as of June 30, 2020 includes amounts classified as “Liabilities subject to compromise,” which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Company Parties’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. See Note 22, Liabilities Subject to Compromise.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Allowance for Doubtful Accounts

On January 1, 2020, we adopted ASU No. 2016-13 – Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 replaced the incurred loss impairment methodology with a methodology that applies a forward-looking “expected loss” model to receivables, loans and other instruments.  The adoption did not have a material impact on our condensed consolidated financial statements and disclosures.  The allowance for doubtful accounts at December 31, 2019 was $2.2 million.  For the three and six months ended June 30, 2020 we recorded $2.5 million and $2.7 million, respectively, of bad debt expense and had a balance in allowance for doubtful accounts at June 30, 2020 of $4.6 million.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12 – Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”).  The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions regarding the incremental approach for intra-period tax allocations, deferred tax liabilities for equity method investments, and general methodology calculations when a year-to-date loss exceeds the anticipated loss.  Additionally, ASU 2019-12 further simplifies accounting for income taxes by: (1) requiring certain franchise taxes to be accounted for as income-based tax or non-income-based tax; (2) requiring evaluation of the tax basis of goodwill in business combinations; (3) specifying the requirements and elections for allocating consolidated current and deferred tax expense to legal entities not subject to tax separately; and (4) requiring reflection of the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted.  We elected to early adopt this standard effective April 1, 2020 on a prospective basis.  The adoption did not have a material impact on our condensed consolidated financial statements and disclosures.

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

2.Inventories, net

At June 30, 2020 and December 31, 2019, inventories consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$44,689	$44,218
Work-in-process	2,230	2,809
Finished goods	33,736	42,766
Spare parts	32,780	31,997
Inventories, net	$113,435	$121,790

3.Asset Impairments

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

Throughout 2020, our Energy segment was impacted by sequentially slower proppant demand, resulting in a surplus of proppant supply and significantly lower proppant pricing.  In response to changing market demands, we idled operations at certain mines, terminals and resin-coating facilities, rationalized our railcar fleet and reduced production capacity at certain of our production facilities sand plants.

We reviewed the recoverability of our long-lived asset groups and, based upon our assessments, determined the carrying amount of certain long-lived asset groups within the Energy segment exceeded their respective fair values.  In the second quarter of 2020, we recorded a total impairment charge of $288.2 million, which was allocated to the long-lived assets in the asset groups based on the relative carrying amounts of those assets.  We determined the fair value of our long-lived asset groups based on the present value of the future cash flows that the underlying assets are expected to generate.  Such estimates included unobservable inputs that required significant judgement utilizing a number of Level 3 inputs.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain mineral rights at the idled facilities were determined to no longer be recoverable.  We recorded an impairment charge of $10.1 million to adjust these mineral rights to the estimated fair value.

We recorded a total of $298.3 million of asset impairments for the three and six months ended June 30, 2020, which were primarily related to our regional sand assets groups and all of which were within our Energy segment.  We did not incur impairment charges during the three and six months ended June 30, 2019.  These impairment charges are classified as Asset impairments in the Consolidated Statements of Loss.

4.Property, Plant, and Equipment, net

At June 30, 2020 and December 31, 2019, property, plant, and equipment consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Land and improvements	$225,354	$230,300
Mineral rights properties	541,583	677,238
Machinery and equipment	1,176,514	1,338,411
Buildings and improvements	301,608	327,314
Railroad equipment	61,598	59,761
Furniture, fixtures, and other	5,178	5,382
Assets under construction	96,861	103,715
	2,408,696	2,742,121
Accumulated depletion and depreciation	(1,340,225)	(1,322,139)
Property, plant, and equipment, net	$1,068,471	$1,419,982

Finance right-of-use assets are included within machinery and equipment.

5.Long-Term Debt

At June 30, 2020 and December 31, 2019, long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Term Loan	$-	$1,566,440
Finance lease liabilities	1,503	6,875
Industrial Revenue Bond	-	10,000
Other borrowings	-	145
Term Loan deferred financing costs, net[1]	-	(25,754)
Long-term debt, net subject to compromise[2]	1,572,073	-
Total debt, prior to reclassification to Liabilities subject to compromise	1,573,576	1,557,706
Less: current portion	(526)	(18,633)
Less: Amounts reclassified to Liabilities subject to compromise	(1,572,073)	-
Total long-term debt including finance leases	$977	$1,539,073

(1)

As a result of the Company's Chapter 11 Cases, the Company expensed $24.3 million of Term Loan deferred financing costs, net, recorded in Reorganization items, net in the Condensed Consolidated Statements of Loss for both the three and six months ended June 30, 2020.

(2)

In connection with the Company’s Chapter 11 Cases, $1.6 billion outstanding under the Term Loan, $10.0 million outstanding under the Industrial Revenue Bond, $3.5 million outstanding on finance leases and $0.1 million outstanding on Other borrowings have been reclassified to Liabilities subject to compromise in our Condensed Consolidated Balance Sheets as of June 30, 2020. As of the Petition Date, we continued to accrue interest expense in relation to the Term Loan reclassified as Liabilities subject to compromise.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As discussed in Note 1, the Company Parties filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy code on June 29, 2020, which constitutes an Event of Default under the $1.65 billion senior secured term loan and the Industrial Revenue Bond.  As such, at June 30, 2020, all outstanding debt has been classified as liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets at June 30, 2020. See Note 1 for further detail on the Company Parties’ Voluntary Reorganization under Chapter 11.

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

At June 30, 2020, the Term Loan had an interest rate of 5.4%. The filing of the Chapter 11 Cases constituted an event of default under the Term Loan. See Note 1 for further details.

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

Receivables Facility

On March 31, 2020, we entered into a Receivables Financing Agreement (“RFA”) by and among (i) Covia, as initial servicer, (ii) Covia Financing LLC, a wholly-owned subsidiary of Covia, as borrower (“Covia Financing”), (iii) the persons from time to time party thereto, as lenders, (iv) PNC Bank, National Association, as LC bank and as administrative agent (“PNC”), and (v) PNC Capital Markets LLC, as structuring agent (“Structuring Agent”).  In connection with the RFA, on March 31, 2020, Covia, as originator and servicer, and Covia Financing, as the buyer, entered into a Purchase and Sale Agreement (“PSA”), and various of Covia’s subsidiaries, as sub-originators (“Sub-Originators”), and Covia, as the buyer and servicer, entered into the Sub-Originator Purchase and Sale Agreement (“Sub-PSA”).  Together, the RFA, the PSA, and the Sub-PSA (“Agreements”) established the primary terms and conditions of an accounts receivable securitization program (the “Receivables Facility”).

Pursuant to the terms of the Sub-PSA, the Sub-Originators would sell their receivables to Covia in a true sale conveyance. Pursuant to the PSA, Covia, in its capacity as originator, would sell in a true sale conveyance its receivables, including the receivables it purchased from the Sub-Originators, to Covia Financing. Under the Receivables Facility, Covia Financing could borrow or obtain letters of credit in an amount not to exceed $75 million in the aggregate and secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC. The loans under the Receivables Facility were an obligation of Covia Financing and not the Sub-Originators or Covia.  None of the Sub-Originators nor Covia guaranteed the collectability of the trade receivables or the creditworthiness of the obligors of the receivables.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amounts outstanding under the Receivables Facility accrue interest based on LIBOR Market Index Rate, provided that Covia Financing may select adjusted LIBOR for a tranche period. The Receivables Facility was scheduled to terminate on March 31, 2023.  There were no borrowings under the Receivables Facility at June 30, 2020.

The filing of the Chapter 11 Cases constituted an event of default under the Receivables Facility. On July 1, 2020, as part of the Plan and with the approval of the Bankruptcy Court, the Company terminated the Receivables Facility. See Note 1 and Note 25 for further detail on the Receivables Facility.

Industrial Revenue Bond

We hold a $10.0 million Industrial Revenue Bond related to the construction of a mining facility in Wisconsin.  The bond bears interest, which is payable monthly at a variable rate.  The rate was 0.14% at June 30, 2020.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10.0 million. The filing of the Chapter 11 Cases constituted an event of default under the Industrial Revenue Bond. See Note 1 for further details.

Other Borrowings

Other borrowings at June 30, 2020 and December 31, 2019 were comprised of a promissory note with three unrelated third parties.  Two of these unrelated parties had interest rates of 1.0% and 4.11%, respectively, at both June 30, 2020 and December 31, 2019.  The third unrelated party was repaid with proceeds from the sale of the Winchester & Western Railroad from September 10, 2019 and did not require any interest payments.

As of December 31, 2019, one of our subsidiaries had a C$2.0 million Canadian dollar overdraft facility with the Bank of Montreal.  We had previously guaranteed the obligations of the subsidiary under the overdraft facility.  On June 25, 2020, we amended the terms of the facility, reducing the amount to C$500,000 and removing the guarantee obligations.  As of June 30, 2020 and December 31, 2019, there were no borrowings outstanding under the overdraft facility.  The rates of the overdraft facility were 3.45% at June 30, 2020 and 4.95% at December 31, 2019.

At June 30, 2020 we had $37.0 million of outstanding standby letters of credit backed by the Receivables Facility. At December 31, 2019, we had $11.3 million of outstanding standby letters of credit held outside of a credit facility.

6.Accrued Expenses

At June 30, 2020 and December 31, 2019, accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Accrued bonus & other benefits	$5,926	$9,220
Accrued restructuring and other charges	4,707	8,212
Accrued interest	-	24,480
Accrued insurance	6,653	8,770
Accrued property taxes	10,540	11,741
Other accrued expenses	5,523	64,472
Accrued expenses	$33,349	$126,895

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7.Earnings (Loss) per Share

The table below shows the computation of basic and diluted loss per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Numerators:
Net loss attributable to Covia Holdings Corporation	$(435,622)	$(34,394)	$(436,563)	$(86,639)
Denominator:
Basic weighted average shares outstanding	132,057	131,458	131,954	131,373
Dilutive effect of employee stock options and RSUs	-	-	-	-
Diluted weighted average shares outstanding	132,057	131,458	131,954	131,373

Loss per share – basic	(3.30)	(0.26)	(3.32)	(0.66)
Loss per share – diluted	$(3.30)	$(0.26)	$(3.32)	$(0.66)

The calculation of diluted weighted average shares outstanding for the three months ended June 30, 2020 and 2019 excludes 3.7 million and 5.2 million potential shares of common stock, respectively.  The calculation of diluted weighted average shares outstanding for the six months ended June 30, 2020 and 2019 excludes 3.9 million and 2.9 million potential shares of common stock, respectively.  These potential shares of common stock are excluded from the calculations of diluted weighted average shares outstanding because the effect of including these potential shares of common stock would be antidilutive.

The dilutive effect of 0.1 million and 0.2 million shares in the three and six months ended June 30, 2020, respectively, and 0.2 million and 0.3 million shares in the three and six months ended June 30, 2019, respectively, was omitted from the calculation of diluted weighted average shares outstanding and diluted loss per share because we were in a loss position in those periods.

8.Derivative Instruments

Due to our variable-rate indebtedness, we are exposed to fluctuations in interest rates.  We have historically used fixed interest rate swaps to manage a portion of this exposure.  No components of our cash flow hedging instruments were excluded from the assessment of hedge effectiveness.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.  The gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

The filing of the Chapter 11 Cases constituted an event of default under the agreements governing the interest rate swaps, resulting in the acceleration of our outstanding indebtedness thereunder and our derivative financial instruments to no longer be designated as cash flow hedging instruments. See Note 1 and Note 25 to our condensed consolidated financial statements for further discussion.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes our interest rate swap agreements at June 30, 2020 and December 31, 2019:

Interest Rate Swap Agreements	Maturity Date	Rate	Notional Value (in thousands)	Debt Instrument Hedged	Percentage of Term Loan Outstanding
June 30, 2020
Not designated as cash flow hedge	June 1, 2025	2.87%	$50,000	Term Loan	3%
Not designated as cash flow hedge	June 1, 2024	2.81%	50,000	Term Loan	3%
Not designated as cash flow hedge	June 1, 2025	2.85%	50,000	Term Loan	3%
Not designated as cash flow hedge	June 1, 2023	2.81%	100,000	Term Loan	6%
Not designated as cash flow hedge	June 1, 2025	2.87%	200,000	Term Loan	13%
			$450,000		28%

Interest Rate Swap Agreements	Maturity Date	Rate	Notional Value (in thousands)	Debt Instrument Hedged	Percentage of Term Loan Outstanding
December 31, 2019
Designated as cash flow hedge	June 1, 2025	2.87%	$50,000	Term Loan	3%
Designated as cash flow hedge	June 1, 2024	2.81%	50,000	Term Loan	3%
Designated as cash flow hedge	June 1, 2025	2.85%	50,000	Term Loan	3%
Designated as cash flow hedge	June 1, 2023	2.81%	100,000	Term Loan	6%
Designated as cash flow hedge	June 1, 2025	2.87%	200,000	Term Loan	13%
			$450,000		28%

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019.  The net amount of derivative liabilities can be reconciled to the tabular disclosure of fair value in Note 9:

		Liabilities
		June 30, 2020	December 31, 2019
Interest Rate Swap Agreements	Balance Sheet Classification	(in thousands)
Designated as cash flow hedges	Other non-current liabilities	$-	$(13,420)
Designated as cash flow hedges	Accrued expenses	-	(7,827)
Not designated as cash flow hedges	Liabilities subject to compromise	(34,617)	-
		$(34,617)	$(21,247)

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019:

	Amount of Loss Recognized in Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives in Hedging Relationships	(in thousands)
Designated as Cash Flow Hedges
Interest rate swap agreements	$1,702	$9,833	$16,285	$17,864

		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss
Derivatives in	Location of Loss	Three Months Ended June 30,		Six Months Ended June 30,
Hedging	Recognized on	2020	2019	2020	2019
Relationships	Derivative	(in thousands)
Designated as Cash Flow Hedges
Interest rate swap agreements	Interest expense, net	$37,522	$401	$38,785	$591

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Loss in the three and six months ended June 30, 2020 and 2019:

	Location of Loss on Derivative
	Interest expense, net
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Total Interest Expense presented in the Statements of Loss in which the effects of cash flow hedges are recorded	$59,340	$27,866	$82,923	$53,002
Effects of cash flow hedging:
Loss on Hedging Relationships
Interest rate swap agreements
Amount of loss reclassified from accumulated other comprehensive loss to earnings	$37,522	$401	$38,785	$591

We reclassified $35.8 million of interest expense from accumulated other comprehensive loss for the three and six months ended June 30, 2020 due to the de-designation of our cash flow hedging instruments.

All of our derivative financial instruments are designated as cash flow hedging instruments through June 29th, 2020 for the three and six months ended June 30, 2020 and 2019. The table below presents the effect of our derivative financial instruments that were not designated as cash flow hedging instruments in the three and six months ended June 30, 2020.

		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated as ASC 815-20 Cash Flow		2020	2019	2020	2019
Hedging Relationships	Location of (Gain) Loss Recognized	(in thousands)
Interest rate swap agreements	Interest expense, net	$(60)	$-	$(60)	$-

9.Fair Value Measurements

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

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities.  The carrying value of our long-term debt (including the current portion thereof) is recognized at amortized cost.  The fair value of the Term Loan differs from amortized cost and is valued at prices obtained from a readily-available source for trading non-public debt, which represents quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2.  See Note 5 for further details on our long-term debt.  The following table presents the fair value as of June 30, 2020 and December 31, 2019, respectively, for our long-term debt:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Long-Term Debt Fair Value Measurements	(in thousands)
June 30, 2020
Term Loan	$-	$872,765	$-	$872,765
Industrial Revenue Bond	-	10,000	-	10,000
	$-	$882,765	$-	$882,765

December 31, 2019
Term Loan	$-	$1,210,075	$-	$1,210,075
Industrial Revenue Bond	-	10,000	-	10,000
	$-	$1,220,075	$-	$1,220,075

The following table presents the amounts carried at fair value as of June 30, 2020 and December 31, 2019 for our other financial instruments.

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements	(in thousands)
June 30, 2020
Interest rate swap agreements liability	$-	$34,617	$-	$34,617

December 31, 2019
Interest rate swap agreements liability	$-	$21,247	$-	$21,247

Fair value of interest rate swap agreements is based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  These are determined using Level 2 inputs.

10.Stock-Based Compensation

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

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair values of the RSUs and Options were estimated at the Merger Date.  The fair value of the RSUs was determined to be the opening share price of Covia’s common stock on the NYSE at the Merger Date.  The fair value of Options was estimated at the Merger date using the Black Scholes-Merton option pricing model.

All Awards activity during the six months ended June 30, 2020 was as follows:

	Options	Weighted Average Exercise Price, Options	RSUs	Weighted Average Price at RSU Issue Date	PSUs	Weighted Average Price at PSU Issue Date
	(in thousands, except per share data)
Outstanding at December 31, 2019	1,704	$36.01	2,069	$6.10	1,051	$4.74
Exercised or distributed	-	-	(491)	8.11	-	-
Forfeited	(3)	44.28	(133)	7.61	(131)	4.74
Expired	(443)	38.39	-	-	-	-
Outstanding at June 30, 2020	1,258	$35.15	1,445	$5.28	920	$4.74

We recorded stock compensation expense of $0.2 million and $3.3 million in the three months ended June 30, 2020 and 2019, respectively, and $1.8 million and $6.1 million in the six months ended June 30, 2020 and 2019, respectively.  Stock compensation expense is included in selling, general, and administrative expenses on the Condensed Consolidated Statements of Loss and in additional paid-in capital on the Condensed Consolidated Balance Sheets.

11.Income Taxes

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

For the three months ended June 30, 2020, we recorded a tax benefit of $1.4 million on a loss before income taxes of $437.0 million resulting in an effective tax rate of 0.3%, compared to tax benefit of $5.1 million on a loss before income taxes of $39.5 million resulting in an effective tax rate of 13.0% for the same period of 2019.  The decrease in the effective tax rate is primarily attributable to a valuation allowance set up on deferred taxes. The effective tax rate differs from the U.S. federal statutory rate primarily due to depletion, the impact of foreign taxes, tax provisions requiring U.S. income inclusion of foreign income, and changes to a valuation allowance set up on deferred taxes.

For the six months ended June 30, 2020, we recorded a tax benefit of $29.7 million on a loss before income taxes of $466.3 million resulting in an effective tax rate of 6.4%, compared to a tax benefit of $9.2 million on loss before income taxes of $95.8 million resulting in an effective tax rate of 9.6% for the same period of 2019.  The increase in tax benefit is primarily attributable to a discrete benefit resulting from provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allowing for increased carryback and utilization of net operating losses.  The decrease in the effective tax rate is primarily attributable to a valuation allowance set up on deferred taxes offset by a discrete benefit resulting from provisions of the CARES Act allowing for increased carryback and utilization of net operating losses (see additional explanation below).  The effective tax rate differs from the U.S. federal statutory rate primarily due to depletion, the impact of foreign taxes, tax provisions requiring U.S. income inclusion of foreign income, and changes to a valuation allowance set up on deferred taxes.

In response to the economic impact of the coronavirus (COVID-19) pandemic, on March 27, 2020, President Trump signed into law the CARES Act. The CARES Act enacts a number of economic relief measures, including the infusion of various tax cash benefits into negatively affected companies to ease the impact of the pandemic. The CARES Act specifically includes provisions allowing net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 to be carried back to each of the five tax years preceding the tax year of such loss. In addition, the CARES Act removed the limitation that net operating losses generated after 2017 could only offset 80% of taxable income. For the six months ended June 30, 2020, we recorded discrete benefits of $29.7 million resulting from this change as losses now eligible for utilization were estimated as not realizable prior to the CARES Act.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.Pension and Other Post-Employment Benefits

We maintain retirement, post-retirement medical and long-term benefit plans in several countries.

In the U.S., we sponsor the Covia Holdings Corporation Pension Plan, formerly known as the Unimin Corporation Pension Plan (the “Pension Plan”), a defined benefit plan for hourly and salaried employees, and the Covia Holdings Corporation Restoration Plan, formerly known as the Unimin Corporation Pension Restoration Plan (the “Restoration Plan”), a non-qualified supplemental benefit plan.  The Pension Plan is a funded plan. Minimum funding and maximum tax-deductible contribution limits for the Pension Plan are defined by the Internal Revenue Service.  The Restoration Plan is unfunded.  Under the Restoration Plan, salaried participants accrue benefits based on service and final average pay.  The benefits of hourly participants' are based on service and a benefit formula.  The Pension Plan was closed to new entrants effective January 1, 2008, and union employee participation in the Pension Plan at the last three unionized locations participating in the Pension Plan was closed to new entrants effective November 1, 2017.  Until the Restoration Plan was amended to exclude new entrants on August 15, 2017, all salaried participants eligible for the Pension Plan were also eligible for the Restoration Plan.  The Pension Plan was frozen as of December 31, 2018 for all non-union employees, and the Restoration Plan was frozen for all participants as of December 31, 2018.

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

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Pension Plan, Restoration Plan, Wedron Pension Plan and Troy Grove Pension Plan were merged into one plan, effective December 31, 2019 (the “Covia Pension Plan”).  The post-retirement medical plans in the United States and Canada are collectively referred to as the “Postretirement Medical Plans.”

We have applied settlement accounting in the six months ended June 30, 2020 and 2019 due to distributions exceeding the current period service and interest costs.  These amounts are included in other non-operating expense, net on the Condensed Consolidated Statements of Loss.  As a result of the distributions, we re-measured our obligations under the Covia Pension Plan and the discount rate was increased from 3.15% at January 1, 2020 to 3.35% at March 31, 2020 and decreased to 2.55% at June 30, 2020.  There were no other changes to the assumptions used to calculate the obligation at June 30, 2020.

The following tables summarize the components of net periodic benefit costs.  Service costs incurred for plant personnel are included in cost of goods sold.  Service costs incurred for corporate personnel and retirees are included in selling, general, and administrative expenses.  All other components of net period benefit cost are included in other non-operating expense, net on the Condensed Consolidated Statements of Loss, for the three and six months ended June 30, 2020 and 2019 as follows:

	Covia Pension Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Components of net periodic benefit cost
Service cost	$126	$551	$252	$1,102
Interest cost	978	2,084	$1,949	4,168
Expected return on plan assets	(1,133)	(2,308)	$(2,396)	(4,616)
Amortization of prior service cost	27	82	$54	164
Amortization of net actuarial loss	536	522	$1,012	1,044
Settlement loss	1,449	1,065	$3,460	2,744
Net periodic benefit cost	$1,983	$1,996	$4,331	$4,606

	Postretirement Medical Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Components of net periodic benefit cost
Service cost	$78	$73	$157	$146
Interest cost	36	120	71	240
Amortization of net actuarial loss	14	40	29	80
Net periodic benefit cost	$128	$233	$257	$466

We contributed $1.8 million and $0.7 million to the Covia Pension Plan for the six months ended June 30, 2020 and 2019, respectively.  Contributions into the Covia Pension Plans for the year ended December 31, 2020 are expected to be $2.0 million.

We have received authorization from the Bankruptcy Court to continue making our contributions to plans for employees located in the United States in the ordinary course during our Chapter 11 Cases. The Company will continue making contributions to plans for employees located outside of the United States in the ordinary course of business.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is a separate line within the Condensed Consolidated Statements of Equity that reports our cumulative loss that has not been reported as part of net loss.  The components of accumulated other comprehensive loss attributable to Covia at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Gross	Tax Effect	Net Amount
	(in thousands)
Foreign currency translation adjustments	$(71,124)	$-	$(71,124)
Amounts related to employee benefit obligations	(50,778)	14,726	(36,052)
	$(121,902)	$14,726	$(107,176)

	December 31, 2019
	Gross	Tax Effect	Net Amount
	(in thousands)
Foreign currency translation adjustments	$(47,584)	$-	$(47,584)
Amounts related to employee benefit obligations	(54,650)	14,882	(39,768)
Unrealized gain (loss) on interest rate hedges	(22,500)	4,766	(17,734)
	$(124,734)	$19,648	$(105,086)

The following table presents the changes in accumulated other comprehensive loss, net of taxes, by component for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
	Foreign currency translation adjustments	Amounts related to employee benefit obligations	Unrealized gain (loss) on interest rate hedges	Total
	(in thousands)
Beginning balance	$(47,584)	$(39,768)	$(17,734)	$(105,086)
Other comprehensive loss before reclassifications	(23,540)	(839)	(16,285)	(40,664)
Amounts reclassified from accumulated other comprehensive loss	-	4,555	34,019	38,574
Ending balance	$(71,124)	$(36,052)	$-	$(107,176)

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.Leases

Operating leases and finance leases are included in the Condensed Consolidated Balance Sheets as follows:

	Classification	June 30, 2020	December 31, 2019
		(in thousands)
Lease assets
Operating right-of-use assets, net	Assets	$145,753	$158,489
Finance right-of-use assets, net	Property, plant, and equipment, net	4,478	11,083
Total lease assets		$150,231	$169,572
Lease liabilities
Operating lease liabilities, current	Current liabilities	$1,375	$63,773
Operating lease liabilities, non-current	Liabilities	3,754	272,378
Finance lease liabilities, current	Current portion of long-term debt	526	3,496
Finance lease liabilities, non-current	Long-term debt	977	3,379
Total lease liabilities		$6,632	$343,026

See Note 22 for operating lease liabilities and finance lease liabilities that were reclassified to Liabilities subject to compromise in the Consolidated Balance Sheets at June 30, 2020.

Operating lease costs are recorded on a straight-line basis over the lease term.  The change in operating lease costs for the six months ended June 30, 2020 when compared to the six months ended June 30, 2019 is due to the impairment on operating right-of-use assets recognized during the three months ended December 31, 2019. For operating leases that have been impaired, the lease liability continues to amortize using the same effective interest method as before the impairment charge and the operating right-of-use asset is amortized on a straight-line basis. Finance lease costs include amortization of the right-of-use assets and interest on lease liabilities. The components of lease costs, which were included in loss from operations in our Condensed Consolidated Statements of Loss, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating leases
Operating lease costs	$10,500	$25,767	$21,353	$52,959
Variable lease costs	67	655	295	806
Short-term lease costs	2,878	4,347	6,800	9,205
Total operating lease costs	$13,445	$30,769	$28,448	$62,970
Financing leases
Amortization of right-of-use asset	$130	$644	$1,003	$1,263
Interest on finance lease liabilities	61	73	130	110
Total finance lease costs	$191	$717	$1,133	$1,373

Additional information related to leases is presented as follows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,630	$50,351
Financing cash flows from finance leases	2,293	2,452
Total cash paid	$26,923	$52,803

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15.Asset Retirement Obligations

Asset retirement obligations are recorded in Other non-current liabilities in the Consolidated Balance Sheets.  Changes in the asset retirement obligations during the six months ended June 30, 2020 and 2019 were as follows:

	June 30, 2020	June 30, 2019
	(in thousands)
Beginning balance	$46,510	$31,199
Accretion	944	903
Additions and revisions of prior estimates	6,514	-
Ending balance	$53,968	$32,102

Asset retirement obligations increased from June 30, 2019 to June 30, 2020 primarily due to shortened mines lives and renewed estimates recorded in the fourth quarter of 2019 and through the six months ended June 30, 2020.

16.Commitments and Contingent Liabilities

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

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of June 30, 2020, there were 40 active silica-related products liability lawsuits pending in which we are a defendant.  Although the outcomes of these lawsuits cannot be predicted with certainty, we do not believe that these matters are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

On March 18, 2019, in connection with a non-public SEC investigation, we received a subpoena seeking information relating to certain value-added proppants used in the Energy segment.  Since the issuance of that subpoena, the SEC has requested additional information and subpoenaed certain former employees to testify regarding certain value-added proppants marketed and sold by Fairmount Santrol prior to the Merger.  On July 7, 2020, we received a written Wells Notice from the SEC staff indicating the staff’s preliminary determination to recommend to the Commission that the SEC file an action against the Company relating to the subject of this investigation.  A Wells Notice is neither a formal charge of wrongdoing nor a finding that the Company violated any law.  Rather, the Wells Notice provides the Company an opportunity to respond to issues raised by the SEC staff and offer its perspective prior to any SEC decision.  The Company will continue to cooperate with the SEC’s investigation and will make a submission to the SEC staff setting forth why no action should be commenced against it.  The investigation is ongoing, and we cannot provide an estimate of the potential range of loss, if any, that may result.  Accordingly, no accrual has been made with respect to this matter.

On June 29, 2020, the Company Parties filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. As a result of such bankruptcy filings, substantially all legal proceedings pending against the Company Parties have been stayed.

Royalties

We have entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred.  Certain agreements require annual or quarterly payments based upon annual tons mined or the average selling price of tons sold.  Total royalty expense associated with these agreements was $0.9 million and $3.1 million for the three months ended June 30, 2020 and 2019, respectively, and $3.5 million and $5.6 million for the six months ended June 30, 2020 and 2019, respectively.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

17.Transactions with Related Parties

We sell minerals to SCR-Sibelco NV, the owner of approximately 65% of the outstanding shares of Covia’s common stock (“Sibelco”), and certain of its subsidiaries (together with Sibelco, collectively, “related parties”).  Sales to related parties amounted to $2.3 million in both the three months ended June 30, 2020 and 2019 and $4.6 million and $4.5 million in the six months ended June 30, 2020 and 2019, respectively.  At June 30, 2020 and December 31, 2019, we had accounts receivable from related parties of $2.0 and $1.8 million, respectively.  These amounts are included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

We purchase minerals from certain related parties.  Purchases from related parties amounted to $5.9 million and $2.0 million in the three months ended June 30, 2020 and 2019, respectively, and $6.9 million and $2.0 million in the six months ended June 30, 2020 and 2019, respectively.  At June 30, 2020 and December 31, 2019, we had accounts payable to related parties of $0.1 million and $0.9 million, respectively.  These amounts are included in Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets.

On June 1, 2018, we entered into an agreement with Sibelco whereby Sibelco provides sales and marketing support for certain products supporting the performance coatings and polymer solutions markets in North America and Mexico, for which we pay a 5% commission of revenue, and in the rest of the world, for which we pay a 10% commission of revenue.  Sibelco also assists with sales and marketing efforts for certain products in the ceramics and sanitary ware industries outside of North America and Mexico for which we pay a 5% commission of revenue.  In addition, we provide sales and marketing support to Sibelco for certain products used in ceramics in North America and Mexico for which we earn a 10% commission of revenue.  We recorded net commission expense of $0.7 million and $1.1 million in the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $2.1 million in the six months ended June 30, 2020 and 2019, respectively.  These amounts are recorded in Selling, general and administrative expenses on the Condensed Consolidated Statements of Loss.

18.Revenues

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

We disaggregate revenues by major source consistent with our segment reporting.  See Note 9 for further disaggregation of revenue.

Accounts receivable as presented in the Condensed Consolidated Balance Sheets are related to our contracts and are recorded when the right to consideration becomes likely at the amount management expects to collect.  Accounts receivable do not bear interest if paid when contractually due, and payments are generally due within thirty to forty-five days of invoicing.  We typically do not record contract assets, as the transfer of control of our products results in an unconditional right to receive consideration.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We enter into certain supply agreements with customers that include provisions requiring payment at the inception of the supply agreement.  Deferred revenue is recorded when payment is received in advance of the performance obligation.  Changes in deferred revenue were as follows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Beginning balance	$13,194	$10,826
Deferral of revenue	21,000	23,370
Recognition of unearned revenue	(15,082)	(9,784)
Ending balance	$19,112	$24,412

At June 30, 2020 and December 31, 2019, respectively, deferred revenue balances of $14.4 million and $7.8 million were recorded as current liabilities.  At June 30, 2020 and December 31, 2019, respectively, deferred revenue balances of $4.7 million and $5.4 million were recorded in other non-current liabilities.

At June 30, 2020 and December 31, 2019, respectively, we did not have any customers whose accounts receivable balance exceeded 10% of total accounts receivable.

In the six months ended June 30, 2020, we did not have any customers that exceeded 10% of revenues. In the six months ended June 30, 2019, one customer in our Energy segment exceeded 10% of revenues and accounted for 11% of revenues in such period.

19.Segment Reporting

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

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Segment information for all periods presented in the table below has been revised accordingly to reflect the new measure of profit and loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenues
Energy	$68,612	$251,547	$220,985	$487,622
Industrial	150,921	193,389	321,208	385,560
Total revenues	219,533	444,936	542,193	873,182

Segment contribution margin
Energy	3,380	40,912	24,894	62,931
Industrial	48,578	65,109	102,778	116,731
Total segment contribution margin	51,958	106,021	127,672	179,662

Operating costs of idled facilities and excess railcar capacity	13,659	7,054	20,587	14,009
Selling, general, and administrative	29,744	38,644	63,191	80,604
Depreciation, depletion, and amortization	31,209	59,204	66,039	117,299
Asset impairments	298,299	-	298,299	-
Restructuring and other charges	29,414	9,535	34,913	11,537
Other operating income, net	329	1,670	(1,939)	(4,722)
Loss from operations	(350,696)	(10,086)	(353,418)	(39,065)
Interest expense, net	59,340	27,866	82,923	53,002
Reorganization items, net	24,316	-	24,316	-
Other non-operating expense, net	2,683	1,571	5,595	3,758
Loss before provision (benefit) from income taxes	$(437,035)	$(39,523)	$(466,252)	$(95,825)

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

20.Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations.  Goodwill was $119.8 million at both June 30, 2020 and December 31, 2019, and is entirely attributable to the Industrial segment.  We evaluate goodwill at the reporting unit level on an annual basis on October 31 and also on an interim basis when indicators of impairment exist.  There were no events or changes in circumstances that would more likely than not result in an impairment in the carrying value of goodwill at June 30, 2020.

Changes in the carrying amount of intangible assets are as follows:

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Amortization	Intangible Assets, net	Weighted Average Amortization Period
	(in thousands)
Stream mitigation rights	$2,328	$(971)	$(40)	$1,317	16 years
Customer relationships	51,537	(19,264)	(3,309)	28,964	4 years
Intangible assets, net	$53,865	$(20,235)	$(3,349)	$30,281	4 years

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Impairment	Intangible Assets, net	Weighted Average Amortization Period
	(in thousands)
Stream mitigation rights	$4,170	$(971)	$(1,842)	$1,357	17 years
Customer relationships	73,000	(19,264)	(21,463)	32,273	4 years
Intangible assets, net	$77,170	$(20,235)	$(23,305)	$33,630	5 years

Amortization expense is recognized in depreciation, depletion and amortization expense in the Condensed Consolidated Statements of Loss.  Amortization expense was $1.4 million and $6.6 million for the three months ended June 30, 2020 and 2019, respectively, and $3.3 million and $15.0 million for the six months ended June 30, 2020 and 2019, respectively.

The estimated amortization expense related to intangible assets for the five succeeding years is as follows:

Amortization
(in thousands)
2020	$3,797
2021	7,594
2022	7,594
2023	7,594
2024	3,189
Thereafter	513
Total	$30,281

21.Merger-Related Restructuring and Other Charges

In response to changing market demands, we idled operations and reduced capacities at facilities serving the Energy segment.  We did not allocate Merger-related restructuring charges to our Energy segment.

Additionally, in connection with the Merger, we initiated restructuring activities to achieve cost synergies from our combined operations.  We did not allocate these Merger-related restructuring charges to either of our business segments.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a summary of our Merger-related restructuring charges for the six months ended June 30, 2020 and 2019:

	Merger-related	Idled facilities	Total
	(in thousands)
Six Months Ended June 30, 2020
Severance and relocation costs	$-	$11,184	$11,184
Total restructuring charges	$-	$11,184	$11,184

Six Months Ended June 30, 2019
Severance and relocation costs	$1,921	$2,868	$4,789
Contract termination costs	-	1,293	1,293
Total restructuring charges	$1,921	$4,161	$6,082

The following table presents our Merger-related restructuring reserve activity during the six months ended June 30, 2020 and 2019:

	Merger-related	Idled facilities	Total
	(in thousands)
Accrued restructuring charges
Balances at December 31, 2019	$7,735	$477	$8,212
Charges	-	11,184	11,184
Cash payments	(4,651)	(10,038)	(14,689)
Balances at June 30, 2020	$3,084	$1,623	$4,707

Balances at December 31, 2018	$15,578	$3,974	$19,552
Charges	1,921	4,161	6,082
Cash payments	(6,200)	(3,162)	(9,362)
Balances at June 30, 2019	$11,299	$4,973	$16,272

The Merger-related restructuring reserve is included in accrued expenses on the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019.

The Merger-related restructuring and other charges on the Condensed Consolidated Statements of Loss for the six months ended June 30, 2020 includes other charges related to bankruptcy filing advisory fees incurred prior to the petition date, consulting and strategic costs of $23.7 million. For the six months ended June 30, 2019, other charges related to executive severance and benefits of $5.5 million are recorded in Restructuring and other charges on the Condensed Consolidated Statements of Loss.  These other charges were recorded in Accrued expenses on the Condensed Consolidated Balance Sheet but not included in the above tables.

As a response to changing market conditions the Company has taken further action in the second quarter of 2020, which includes the idling of our Kermit and Utica facility, reducing productive capacity at several facilities, and reducing headcount across the Company.

22.Liabilities Subject to Compromise

As discussed in Note 1, “Basis of Presentation”, since the Petition Date, the Company has been operating as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code.  On the accompanying Condensed Consolidated Balance Sheet, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liabilities subject to compromise at June 30, 2020 consisted of the following:

June 30, 2020
(in thousands)
Current liabilities
Current portion of long-term debt	$1,570,544
Operating lease liabilities, current	59,320
Accounts payable	52,367
Accrued expenses	81,587
Total current liabilities	1,763,818

Long-term debt	1,528
Operating lease liabilities, non-current	239,428
Other non-current liabilities	2,538
Total liabilities subject to compromise	$2,007,312

Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the Plan.  The Company will continue to evaluate the amount and classification of its pre-petition liabilities.  Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

23.Reorganization Items, Net

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the Condensed Consolidated Statements of Loss.  For both the three and six months ended June 30, 2020, $24.3 million of deferred long-term debt fees on debt subject to compromise were written off.  Deferred long-term debt fees and original issue discount are included in Reorganization items, net.

24.Condensed Consolidated Debtor-In-Possession Financial Information

The financial statements below represent the condensed consolidated financial statements of the Company Parties. Effective June 30, 2020, the results of the Company’s non-filing entities, which are comprised primarily of the Company's international entities, are not included in the Condensed Consolidated  Balance Sheet.  A Condensed Consolidated Statement of Loss and Condensed Consolidated Statement of Cash Flow are not presented as the one day period ended June 30, 2020 is not material.

Intercompany transactions among the Company Parties have been eliminated in the financial statements contained herein. Intercompany transactions among the Company Parties and the non-filing entities have not been eliminated in the Debtor’s Balance Sheet.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Debtors’ Balance Sheet

June 30, 2020
(in thousands)
Current assets
Cash and cash equivalents	$216,030
Accounts receivable, net of allowance for doubtful accounts of $4,282 at June 30, 2020	82,204
Intercompany receivable	91,794
Inventories, net	90,281
Prepaid expenses and other current assets	65,141
Total current assets	545,450

Property, plant and equipment, net	885,083
Operating right-of-use assets, net	143,597
Goodwill	62,763
Intangibles, net	30,281
Investments	386,660
Other non-current assets	21,427
Total assets	$2,075,261

Current liabilities
Intercompany payable	$137,740
Accrued expenses	26,508
Deferred revenue	14,398
Total current liabilities	178,646

Employee benefit obligations	36,804
Deferred tax liabilities, net	1,117
Other non-current liabilities	53,055
Liabilities subject to compromise	2,007,312
Total liabilities	2,276,934
Total equity	(201,673)
Total liabilities and equity	$2,075,261

25.Subsequent Events

Receivables Facility

In accordance with the Plan, on July 1, 2020, as part of the Plan and with the approval of the Bankruptcy Court, the Company terminated the Receivables Facility. In connection with the termination of the Receivables Facility, the Company repaid all of the outstanding obligations in respect of principal, interest and fees under the Receivables Facility and terminated and released all security interests and liens in the assigned receivables granted in connection therewith. With the approval of the Bankruptcy Court, the Receivables Facility was replaced with a letter of credit facility pursuant to an interim order of the Bankruptcy Court authorizing, among other things, (i) the Company’s funding of a new letter of credit collateral account held at Covia Financing, (ii) entry into the Payoff Agreement, (iii) the Company’s, Covia Financing’s and the Sub-Originators’ entry into, and performance of, their respective obligations under the Payoff Agreement and, as applicable, the Reimbursement Agreement for Cash-Collateralized Standby Letters of Credit and (iv) execution of the transactions contemplated by the Letter of Credit Agreements.

In July 2020, we cash collateralized approximately $37.0 million of our outstanding standby letters of credit.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivative Instruments

As discussed above, due to our variable-rate indebtedness, we are exposed to fluctuations in interest rates. Until the commencement of the Chapter 11 Cases on June 29, 2020, we used fixed interest rate swaps to manage this exposure. The filing of the Chapter 11 Cases constituted an event of default under the agreements governing such interest rate swaps, resulting in the acceleration of our outstanding indebtedness thereunder. See Note 1 and Note 8 to our condensed consolidated financial statements for further discussion.

Further, on July 2, 2020 and July 7, 2020, these financial instruments were terminated with the counterparties due to the aforementioned event of default on June 29, 2020.

NYSE Notice of Delisting Proceedings

On July 21, 2020, NYSE Regulation, Inc. filed a Form 25 with the SEC to delist Covia Holdings Corporation's common stock (the “common stock”) from the New York Stock Exchange at the opening of business on August 3, 2020. The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be effective 90 days, or such shorter period as the SEC may determine, after filing of the Form 25. Upon deregistration of the common stock under Section 12(b) of the Exchange Act, the common stock will remain registered under Section 12(g) of the Exchange Act.

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

Forward-looking statements are based upon a number of assumptions and factors concerning future conditions that may ultimately prove to be inaccurate and could cause actual results to differ materially from those in the forward-looking statements.  Forward-looking statements, whether made herein, disclosed previously or in our other releases, reports or filings made with the Securities and Exchange Commission (the “SEC” or the “Commission”), are subject to risks and uncertainties and they are not guarantees of future performance.  Actual results may differ materially from those discussed in forward-looking statements, thus negatively affecting our business, financial condition, results of operations or liquidity.

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

•	the Company’s ability to access debt or equity markets on favorable terms or at all;
•	risks arising from the delisting of the Company’s common stock from the New York Stock Exchange; and
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

Current Bankruptcy Proceedings

On June 29, 2020, the Company and certain of the Company’s direct and indirect U.S. subsidiaries (collectively, the “Company Parties”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the Southern District of Texas, Houston Division (the “Bankruptcy Court”).

The Chapter 11 Cases are being administered under the caption In re: Covia Holdings Corporation, et al.

For more information regarding the impact of the Chapter 11 Cases, see Liquidity After Filing the Chapter 11 Cases in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our condensed consolidated financial statements.

Overview

We are a leading provider of diversified mineral-based and material solutions for the Industrial and Energy markets.  We produce a wide range of specialized silica sand, nepheline syenite, feldspar, calcium carbonate, clay, and kaolin products for use in the glass, ceramics, coatings, metals, foundry, polymers, construction, water filtration, sports and recreation, and oil and gas markets in North America and around the world.  We currently have 33 active mining facilities with over 25 million tons of annual mineral processing capacity and two active coating facilities with over 320 thousand tons of annual coating capacity.  Our mining and coating facilities span North America and also include operations in China and Denmark.  Our U.S., Mexico, and Canada operations have many sites in close proximity to our customer base.

Covia began operating in its current form following a business combination between Fairmount Santrol Holdings Inc. (“Fairmount Santrol”) and Unimin Corporation (“Unimin”) pursuant to which Fairmount Santrol was merged into a wholly-owned subsidiary of Unimin, Bison Merger Sub, LLC (“Merger Sub”), with Merger Sub as the surviving entity following the merger (the “Merger”). The Merger was completed on June 1, 2018 (the “Merger Date”).

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

Our Strategy

Our strategy is centered on three objectives – growing our Industrial segment’s profitability, repositioning our Energy segment and strengthening our balance sheet.

Recent Trends and Outlook

Voluntary Reorganization under Chapter 11

On June 29, 2020 (“Petition Date”), the Company Parties commenced voluntary cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. Primary factors causing us to file for Chapter 11 protection included unsustainable long-term debt obligations and significant excess operating costs, driven by the economic slowdown caused by COVID-19.

The Chapter 11 process can be unpredictable and involves significant risks and uncertainties. As a result of these risks and uncertainties, the amount and composition of the Company’s assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 cases, and the description of the Company’s operations, properties and liquidity and capital resources included in this Report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process. For further discussion, see Note 1 to our condensed consolidated financial statements and those risk factors discussed under “Risk Factors” in Part II, Item 1A of this Report.

The Company expects to continue working on a business plan of reorganization and engage with certain of the Company’s creditors under its Credit and Guaranty Agreement, dated as of June 1, 2018 (as amended or otherwise modified from time to time, the “Term Loan Agreement”) and the Bankruptcy Court in order to confirm a Chapter 11 plan of reorganization, as applicable. The Company Parties have received initial approval from the Bankruptcy Court to maintain ordinary course operations and uphold their respective commitments to their stakeholders, including employees, customers, and vendors, during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The commencement of the Chapter 11 Cases constituted an event of default under, and resulted in the acceleration of, substantially all of the Company Parties’ debt obligations. While the Chapter 11 Cases are pending, the Company Parties do not anticipate making interest payments due under their respective debt obligations, except for the Company’s letter of credit facility, which was entered into after the commencement of the Chapter 11 Cases.

In connection with the Chapter 11 Cases, the Company Parties entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with certain creditors (the “Consenting Stakeholders”), which contemplated agreed-upon terms for a prearranged plan of reorganization (the “Plan”). Under the Restructuring Support Agreement, the Consenting Stakeholders agreed, subject to certain terms and conditions, to support a financial restructuring of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to the Plan as filed with the Bankruptcy Court. Under the Restructuring Support Agreement, the Plan must be confirmed and declared effective by the Bankruptcy Court no later than 150 days after the Petition Date. Under the Bankruptcy Code, a majority in number and two-thirds in amount of each impaired class of claims must approve the Plan. The Restructuring Support Agreement requires the Consenting Stakeholders to vote in favor of and support the Plan, and the Consenting Stakeholders represent the requisite number of votes for the Term Loan’s class of creditors entitled to vote on the Plan. The Restructuring Support Agreement may be terminated by one or more of the Consenting Stakeholders or the Company, or the Bankruptcy Court may refuse to confirm the Plan.

For more information regarding the impact of the Chapter 11 Cases, see Liquidity After Filing the Chapter 11 Cases and Note 1 to our condensed consolidated financial statements.

COVID-19 Pandemic

The COVID-19 pandemic and related economic impacts have created significant volatility and uncertainty in our business. Oil prices have declined sharply in 2020 due to lower demand which significantly reduced well completion activity in North America and the corresponding demand for proppants.   Despite efforts to reduce the supply of oil from the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”), excess oil inventory remains and has resulted in a severe downturn in completion activity for the foreseeable future.

The COVID-19 pandemic has also caused, and is likely to continue to cause, economic, market and other disruptions throughout North America, which affected our Industrial segment throughout the first half of 2020.  In particular, we experienced declines in volumes in the second quarter of 2020 from customers who either experienced reduced end market demand or were temporarily idled due to quarantine mandates.  These reduced volumes occurred across most of our end markets within our Industrial segment.  Although we experienced an increase in volumes in the latter half of the second quarter of 2020, it remains unclear how long the effects of the COVID-19 pandemic will negatively impact longer-term demand for our products.

Certain areas of our business began to stabilize in June 2020 particularly in our Industrial end market businesses, however we expect a significant impact to revenue and profitability for the remainder of 2020 across both segments.  In response to these market conditions, the Company has taken several steps to further reduce active capacity within our Energy segment and lower operational and overhead costs throughout the Company.  These actions include the reduction of productive capacity of our Kermit, Crane, Seiling and Utica facilities, and reducing headcount across the Company while tightly controlling discretionary spending across the Company.

The full extent to which our business is affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, including the duration and magnitude of the pandemic, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of responses to combat the virus, and the effects of low oil prices on the global economy generally. These effects could have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.

Energy Proppant Trends

Demand for proppant is significantly influenced by the level of well completions by exploration and production (“E&P”) and oil field services (“OFS”) companies, which depends largely on the current and anticipated profitability of developing oil and natural gas reserves.  The type of proppant used in wells depends on a variety of factors, including cost and desired size, sphericity, roundness, and crush strength.  Over the last two years, substantial “local” frac sand reserves were developed primarily within the Permian, Eagle Ford, and Mid-Con basins.  The quality of local proppants differs from Northern White Sand in that local proppant generally possesses lower crush strength and less sphericity, however their delivered costs are substantially lower.  Given their lower costs, demand for local proppant products has strengthened considerably and has taken substantial market share from Northern White Sand in the markets where it is available.

Proppant supply grew throughout 2018 and in early 2019, driven primarily by significant growth in the supply of new local plants in the Permian, Eagle Ford, and Mid-Con basins.  Most local plants were developed to supply local basins in which they are located and lack the logistical infrastructure to economically ship product to other basins. We commissioned local facilities in Crane, Texas and Kermit, Texas in the Permian basin in the third quarter of 2018, each with three million tons of annual production capacity, and a local facility in Seiling, Oklahoma in the Mid-Con basin in the fourth quarter of 2018 with two million tons of annual production capacity.  During the second quarter of 2020, due to the continued reduction in demand in the Permian Basin, the Company reduced the production capacity of its Kermit, Crane, Seiling and Utica facilities.

The total amount of local sand supply brought to market has significantly exceeded market demand and has resulted in lower volumes and prices for Covia.  In response to these dynamics, Covia has taken significant steps to match its productive capacity to market demand through the idling of 25 million tons of capacity over the last two years, including operations at mines in Utica, Illinois; Kasota, Minnesota; Shakopee, Minnesota; Brewer, Missouri; Voca, Texas; Maiden Rock, Wisconsin; and Wexford, Michigan and at our resin coating facilities in Cutler, Missouri; Guion, Arkansas; and Roff, Oklahoma.  Additionally, we reduced production capacity and total production at certain of our Northern White sand plants.  This has allowed us to lower fixed plant costs and consolidate volumes into lower cost operations.  In addition, the Company recorded a $1.4 billion impairment to its Northern White and Seiling asset groups at the end of 2019.  The reduced capacity of the Kermit, Texas and Crane, Texas facilities has resulted in an impairment loss recognized in the three-months ended June 30, 2020 of approximately $288.2 million.

Following the onset of the Covid-19 pandemic, oil prices declined into negative levels, resulting in a dramatic decline in completions activity which severely impacted our sales volumes of frac sand.  Inventory levels of oil, together with the low price of both oil and natural gas are expected to depress demand for our products for the foreseeable future.

Industrial End Market Trends

Our Industrial segment’s products are sold to customers in the glass, construction, ceramics, metals, foundry, coatings, polymers, sports and recreation, filtration and various other industries.  The sales in our Industrial segment correlate strongly with overall economic activity levels as reflected in the gross domestic product, unemployment levels, vehicle production and growth in the housing market.  In the first quarter of 2020, overall sales within our Industrial segment remained solid with certain sectors (including containerized glass and coatings and polymers) providing above-average growth due to consumer, regulatory and/or manufacturing trends.  Beginning in the second quarter of 2020, with the onset of the Covid-19 pandemic, demand for many of our industrial products began to decline compared to the second quarter of 2019 due to lower demand for end market applications and disruptions to our customers production facilities.  Over the long term, we expect our Industrial segment to align with rates similar to U.S. gross domestic product (“GDP”) growth.

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

Segment contribution margin is a key metric we use to evaluate our operating performance and to determine resource allocation between segments.  We define segment contribution margin as segment revenue less segment cost of sales, excluding any depreciation, depletion and amortization expenses, selling, general, and administrative costs, and operating costs of idled facilities and excess railcar capacity.  Segment contribution margin per ton is defined as segment contribution margin divided by tons sold.  Segment contribution margin is not a measure of our financial performance under GAAP and should not be considered an alternative or superior to measures derived in accordance with GAAP.  Refer to Note 19 for further detail, including a reconciliation of operating loss from continuing operations, the most directly comparable GAAP financial measure, to segment contribution margin.

We define EBITDA as net income before interest expense, income tax expense (benefit), depreciation, depletion and amortization.  Adjusted EBITDA is defined as EBITDA before non-cash stock-based compensation and certain other income or expenses, including restructuring and other charges, impairments, reorganization items, net and Merger-related expenses.  Beginning in the first quarter of 2019, we also include non-cash lease expense of intangible assets in our calculation of Adjusted EBITDA as a result of the adoption of ASC 842.

We believe EBITDA and Adjusted EBITDA are useful because they allow management to more effectively evaluate our normalized operations from period to period as well as provide an indication of cash flow generation from operations before investing or financing activities.  Further, we expect that significant impacts will result from the reorganization under the Chapter 11 Cases, including the settlement of prepetition liabilities for amounts lesser than the carrying amounts at June 30, 2020, as well as professional fees including advisory and legal fees as we complete our reorganization process.  Accordingly, EBITDA and Adjusted EBITDA do not take into consideration our financing methods, capital structure or capital expenditure needs.  As previously noted, Adjusted EBITDA excludes certain non-operational income and/or costs, the removal of which improves comparability of operating results across reporting periods.  However, EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as alternatives to, or more meaningful than, net income as determined in accordance with GAAP as indicators of our operating performance.  Certain items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of EBITDA or Adjusted EBITDA.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Reconciliation of EBITDA and Adjusted EBITDA

Net loss from continuing operations attributable to Covia	$(435,622)	$(34,394)	$(436,563)	$(86,639)
Interest expense, net	59,340	27,866	82,923	53,002
Benefit from income taxes	(1,407)	(5,136)	(29,659)	(9,190)
Depreciation, depletion, and amortization expense	31,209	59,204	66,039	117,299
EBITDA	(346,480)	47,540	(317,260)	74,472

Non-cash stock compensation expense[1]	180	3,316	1,830	6,082
Asset impairments[2]	298,299	-	298,299	-
Restructuring and other charges[3]	29,414	12,124	34,913	14,126
Reorganization items, net[4]	24,316	-	24,316	-
Loss on sale of subsidiary[5]	964	-	964	-
Costs and expenses related to the Merger and integration[6]	-	245	-	896
Non-cash charges relating to operating leases[7]	-	2,100	-	4,200
Adjusted EBITDA (non-GAAP)	$6,693	$65,325	$43,062	$99,776
_____________

(1) Represents the non-cash expense for stock-based awards issued to our employees and outside directors. Stock compensation expenses are reported in Selling, general and administrative expenses.
(2) Represents expenses associated with the impairment of long-lived assets in the Energy segment in 2020.

(3)    Represents expenses associated with restructuring activities as a result of the Merger and idled facilities, strategic costs, other charges related to executive severance and benefits, as well as restructuring-related SG&A expenses.

(4) Represents the Term Loan deferred financing costs, net that were expensed as a result of the Company's Chapter 11 Cases.
(5) Represents the final working capital adjustments associated with the sale of our Winchester & Western Railroad.
(6) Costs and expenses related to the Merger and integration include legal, accounting, financial advisory services, severance, integration and other expenses.

(7)    Represents the amount of operating lease expense incurred in 2019 related to intangible assets that were reclassified to Operating right-of-use assets, net on the Consolidated Balance Sheets, as a result of the adoption of ASC 842.  The expense, previously recognized as non-cash amortization expense, is now recognized in Cost of goods sold (excluding depreciation, depletion, and amortization shown separately) on the Consolidated Statements of Loss.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating Data
Energy
Tons sold	1,323	4,582	4,794	9,014
Revenues	$68,612	$251,547	$220,985	$487,622
Segment gross profit (loss)	(10,279)	33,858	4,307	48,922
Segment contribution margin	$3,380	$40,912	$24,894	$62,931
Industrial
Tons sold	2,844	3,596	6,160	7,161
Revenues	$150,921	$193,389	$321,208	$385,560
Segment gross profit	48,578	65,109	102,778	116,731
Segment contribution margin	$48,578	$65,109	$102,778	$116,731
Totals
Tons sold	4,167	8,178	10,954	16,175
Revenues	$219,533	$444,936	$542,193	$873,182
Segment gross profit	38,299	98,967	107,085	165,653
Segment contribution margin	$51,958	$106,021	$127,672	$179,662

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

Revenues were $219.5 million for the three months ended June 30, 2020 compared to $444.9 million for the three months ended June 30, 2019, a decrease of $225.4 million, or 51%.  Volumes were 4.2 million tons for the three months ended June 30, 2020 compared to 8.2 million tons for the three months ended June 30, 2019, a decrease of 4.0 million tons, or 49%.  Our volumes and revenues decreased as a result of declining demand across both segments, mainly in connection with the drop in oil production and the effects of the COVID-19 pandemic on key end-markets served by our business.  Likewise, a decline in the average selling price during the second quarter of 2020 compared to the second quarter of 2019 unfavorably impacted revenues.

Revenues in the Energy segment were $68.6 million for the three months ended June 30, 2020 compared to $251.5 million for the three months ended June 30, 2019, a decrease of $182.9 million, or 73%.  The decline in revenues was driven by lower sales volumes and realized pricing due to weakened market conditions within the Energy segment during the three months ended June 30, 2020.  Factors driving the lower revenues included steep declines in oil prices and significantly lower completion activity.  Volumes sold into the Energy segment were 1.3 million tons in the three months ended June 30, 2020, compared to 4.6 million tons in the three months ended June 30, 2019, a decrease of 3.3 million tons, or 72%.

Revenues in the Industrial segment were $150.9 million for the three months ended June 30, 2020 compared to $193.4 million for the three months ended June 30, 2019, a decrease of $42.5 million, or 22%.  Volumes sold into the Industrial segment were 2.8 million tons in the three months ended June 30, 2020, compared to 3.6 million tons for the three months ended June 30, 2019, a decrease of 0.8 million tons, or 22%.  Revenue and volume decreases were primarily attributed to the sale of our Calera, Alabama lime processing facility and Winchester & Western Railroad in the third quarter of 2019, which accounted for $15.3 million of revenue for the three months ended June 30, 2019, and lower transportation-related revenues for freight charged to customers.

Segment Gross Profit (Loss) and Contribution Margin

Segment gross profit was $38.3 million for the three months ended June 30, 2020 compared to gross profit of $99.0 million for the three months ended June 30, 2019, a decrease of $60.7 million, or 61%.  The segment gross profit decrease was primarily due to the decrease in sales volumes, pricing, and railcar lease expense for the three months ended June 30, 2020. Due to the impairment charge recognized in the fourth quarter of 2019, which significantly reduced our “operating right-of-use assets” recorded on our Condensed Consolidated Balance Sheets, we are recognizing less lease expense, largely related to railcars, in the current period versus the prior year comparable period.  Hybrid facilities, which produce for both the Industrial and Energy segments, were negatively impacted by lower utilization as demand declined.

Segment contribution margin was $52.0 million in the three months ended June 30, 2020 and excludes $13.7 million of operating costs of idled facilities and excess railcar costs.  Segment contribution margin was $106.0 million in the three months ended June 30, 2019 and excludes $1.1 million of operating costs of idled facilities and $6.0 million of excess railcar capacity costs.  These excluded costs are entirely attributable to the Energy segment.

Energy segment gross profit was a loss of $10.3 million for the three months ended June 30, 2020 compared to profit of $33.9 million for the three months ended June 30, 2019, a decrease of $44.2 million, or 130%.  The Energy segment gross profit decrease was primarily due to lower volumes driven by an oversupplied market as a result of the Covid-19 pandemic.

Industrial segment gross profit was $48.6 million for the three months ended June 30, 2020 compared to $65.1 million for the three months ended June 30, 2019, a decrease of $16.5 million, or 25%.  The decrease in Industrial segment gross profit was primarily due to reductions in demand and sales volume caused by the North American business closures due to the COVID-19 pandemic and the sale of our Calera, Alabama processing facility and Winchester & Western Railroad in the third quarter of 2019.  Offsetting these volume declines were plant cost improvements, which included reductions in workforce and the reduction of production capacity at our Kermit, Crane, Seiling and Utica facilities, compared to the second quarter of 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased $8.9 million, or 23%, to $29.7 million for the three months ended June 30, 2020 compared to $38.6 million for the three months ended June 30, 2019.  SG&A for the three months ended June 30, 2020 included $0.2 million of stock compensation expense compared to $3.3 million of stock compensation expense in the three months ended June 30, 2019, driven by lower grant activity in the current year versus the prior year.  The remainder of the decrease is primarily due to the effects of headcount reductions, which drove lower salaries and benefit levels, as well as other overhead cost reductions since June 30, 2019.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) decreased $28.0 million, or 47%, to $31.2 million for the three months ended June 30, 2020, compared to $59.2 million in the three months ended June 30, 2019.  Depreciation of property, plant, and equipment and amortization expense decreased in the second quarter of 2020 compared to the second quarter of 2019 due to a lower depreciable base of existing property, plant, and equipment as well as the sale of the Calera Lime facility. In the fourth quarter of 2019, an impairment charge of approximately $1.4 billion, primarily related to the long-lived assets of our Energy segment, was the driver of the lower depreciation in the current period.

Asset Impairments

In the three months ended June 30, 2020, we incurred $298.3 million of asset impairments related to long-lived assets in our Energy segment.  The majority of these impairments were due to the write-down of mineral reserves and other long-lived assets of Energy assets within our West Texas facilities in connection with the decision to reduce the production capacity of our Kermit, Crane, and Seiling facilities, thereby reducing the projected long-term cash flows and resulting in a determination that the carrying value was not recoverable.

Restructuring and Other Charges

In the three months ended June 30, 2020, we incurred $29.4 million of restructuring charges, which included legal and advisory expenses related to the preparation for our reorganization plan filed under Chapter 11 as well as severance costs related to a reduction in force.  In the three months ended June 30, 2019, we recorded $9.5 million in restructuring charges, primarily related to separation and relocation costs as a result of Merger integration activities and minimum quantity penalties incurred as a result of utility contracts in connection with reduced production at idled facilities.  In the three months ended June 30, 2019, we incurred $5.5 million of other charges related to executive severance and benefits.

Other Operating Expense, net

Other operating expense, net decreased $1.4 million to $0.3 million for the three months ended June 30, 2020 compared to $1.7 million for the three months ended June 30, 2019.  The decrease is primarily attributable to $0.5 million gain on disposal of fixed assets and $1.0 million expense related to final working capital adjustments associated with the sale of our Winchester & Western Railroad, which are included in the three months ended June 30, 2020.

Loss from Operations

Operating loss from continuing operations increased approximately $340.6 million to $350.7 million for the three months ended June 30, 2020 compared to $10.1 million for the three months ended June 30, 2019.  The change in operating loss from continuing operations for the three months ended June 30, 2020 was primarily due to the asset impairments recognized in the period as well as the lower profitability in the Energy segment.

Interest Expense, net

Interest expense, net increased $31.4 million to $59.3 million for the three months ended June 30, 2020 compared to $27.9 million for the three months ended June 30, 2019.  The increase in interest expense is primarily due to the recognition of $35.8 million in interest expense related to our derivative financial instruments no longer being designated as cash flow hedging instruments due to the event of default under the agreements governing our interest rate swaps as a result of the filing of the Chapter 11 Cases.  Due to the filing of the Chapter 11 Cases on June 29, 2020, the forecasted interest payments which these instruments were intended to hedge against are no longer considered probable.

Reorganization items, net

In the three months ended June 30, 2020, we incurred $24.3 million of reorganization items, net related to Term Loan deferred financing costs that were written off as a result of the Company’s Chapter 11 Cases.  We did not recognize reorganization items related to professional fees for legal, consulting and advisory services for the three months ended June 30, 2020 due to the proximity of the bankruptcy filing date with quarter end.  We expect to incur significant professional fees related to the bankruptcy during the petition period.  Prior to the Chapter 11 filing, we incurred significant professional advisory costs which are recorded in Restructuring and Other Charges.  We did not record reorganization items in the three months ended June 30, 2019.

Other Non-Operating Expense, net

Other non-operating expense, net increased $1.1 million to $2.7 million in the three months ended June 30, 2020 compared to $1.6 million in the three months ended June 30, 2019.  The increase is primarily due to an increase in pension settlement accounting charges in the second quarter of 2020 compared to the second quarter of 2019 due to the level of lump sum retiree distributions made in the current period versus the prior period.

Benefit for Income Taxes

Benefit for income taxes decreased $3.7 million to $1.4 million for the three months ended June 30, 2020 compared to a benefit of $5.1 million for the three months ended June 30, 2019.  Loss before income taxes increased $397.5 million to $437.0 million for the three months ended June 30, 2020 compared to a loss of $39.5 million for the three months ended June 30, 2019.  The decrease in benefit from income taxes was primarily attributable to a valuation allowance set up on deferred taxes.

The effective tax rate was 0.3% and 13.0% for the three months ended June 30, 2020 and 2019, respectively.  The decrease in the effective tax rate is primarily attributable to a valuation allowance set up on deferred taxes. The provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate.  If our estimated effective tax rate changes, we make a cumulative adjustment.

In response to the economic impact of the COVID-19 pandemic, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.  The CARES Act enacts a number of economic relief measures, including the infusion of various tax cash benefits into negatively affected companies to ease the impact of the pandemic.  We are still assessing the impact of CARES Act. The CARES Act included provisions allowing net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 to be carried back to each of the five tax years preceding the tax year of such loss.  In addition, the CARES Act removed the limitation that net operating losses generated after 2017 could only offset 80% of taxable income.  For the quarter ending March 31, 2020, we recorded a discrete benefit of $29.3 million resulting from this change because these losses now eligible for utilization were estimated as not realizable prior to the CARES Act.  No tax benefit was recorded for the period ending June 30, 2020.

Net Loss Attributable to Covia

Net loss attributable to Covia increased $401.2 million to $435.6 million for the three months ended June 30, 2020 compared to a loss of $34.4 million for the three months ended June 30, 2019 primarily due to the asset impairments, lower profitability in the Energy segment and expenses related to the Chapter 11 Cases incurred in the three months ended June 30, 2020 discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $58.6 million to $6.7 million for the three months ended June 30, 2020 compared to $65.3 million for the three months ended June 30, 2019.  Adjusted EBITDA for the three months ended June 30, 2020 excludes the impact of $0.2 million of non-cash stock compensation expense, $298.3 million in asset impairments, $29.4 million in restructuring and other charges, and $24.3 million in reorganization items, net.  The change in Adjusted EBITDA is largely due to the profitability, SG&A and other factors discussed above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues

Revenues were $542.2 million for the six months ended June 30, 2020 compared to revenues of $873.2 million for the six months ended June 30, 2019, a decrease of $331.0 million, or 38%.  Volumes were 11.0 million tons for the six months ended June 30, 2020 compared to total volumes of 16.2 million tons for the six months ended June 30, 2019, a decrease of 5.2 million tons, or 32%.  Our revenues decreased largely due to pricing and volumes declines in the Energy business, which resulted from the reduction of E&P activities in North America, coupled with the broad impacts of the interruptions caused by the COVID-19 pandemic.

Revenues in the Energy segment were $221.0 million for the six months ended June 30, 2020 compared to $487.6 million for the six months ended June 30, 2019.  Volumes sold into the Energy segment were 4.8 million tons in the six months ended June 30, 2020 compared to 9.0 million tons in the six months ended June 30, 2019, a decrease of 4.2 million tons, or 47%.  Aside from the disruptions experienced at the macro- and industry-specific levels, and the resulting price and volume impacts, revenues also decreased due to reduced production capacity and total production at certain of our plants since the second quarter of 2019, which were concentrated on the Northern White production facilities.

Revenues in the Industrial segment were $321.2 million for the six months ended June 30, 2020 compared to $385.6 million for the six months ended June 30, 2019, a decrease of $64.4 million, or 17%.  Volumes sold into the Industrial segment were 6.2 million tons in the six months ended June 30, 2020, compared to 7.2 million tons for the six months ended June 30, 2019, a decrease of 1.0 million tons, or 14%.  Total Industrial revenue decreases are primarily attributable to lower transportation-related revenues, for the six months ended June 30, 2020. Transportation-related revenues occurred on a greater proportion of Industrial segment shipments in the six months ended June 30, 2019 when compared to the six months ended June 30, 2020.  Revenues also decreased when compared to the prior six-month period based on product mix shift and lower volumes due to reduced demand resulting from the disruption caused by the COVID-19 pandemic across the end-markets we serve through our Industrial segment.

Segment Gross Profit and Segment Contribution Margin

Segment gross profit was $107.1 million for the six months ended June 30, 2020 compared to segment gross profit of $165.6 million for the six months ended June 30, 2019, a decrease of $58.5 million, or 35%.  The segment gross profit decrease was primarily due to lower volumes as a result of the proppant market downturn which caused downward pricing pressure, lower volumes and a reduction in profitability.  Additionally, the Covid-19 pandemic caused reductions in demand across industrial end markets in 2020.  Partially offsetting these impacts were reductions in terminal operating costs and railcar lease expense in the current year.  Due to the impairment charge recognized in the fourth quarter of 2019, which significantly reduced our “operating right-of-use assets” recorded on our Condensed Consolidated Balance Sheets, we are recognizing less lease expense, largely related to railcars, in the current period versus the prior year comparable period.

Segment contribution margin was $127.7 million in the six months ended June 30, 2020 and further excludes $9.4 million of operating costs of idled facilities and $11.2 million of excess railcar capacity costs.  Segment contribution margin was $179.7 million in the six months ended June 30, 2019 and further excludes $2.0 million of operating costs of idled facilities and $12.0 million of excess railcar capacity costs.  These excluded costs are entirely attributable to the Energy segment.

Energy segment gross profit was $4.3 million for the six months ended June 30, 2020 compared to $48.9 million for the six months ended June 30, 2019, a decrease of $44.6 million, or 91%.  The Energy segment gross profit decrease was primarily due to lower volumes, downward pricing pressure and related reduction in profitability as a result of the proppant market declines.

Industrial segment gross profit was $102.8 million for the six months ended June 30, 2020 compared to $116.7 million for the six months ended June 30, 2019, a decrease of $13.9 million, or 12%.  Volume declines in the second quarter of 2020 were a result of declining volumes and revenues driven by the Covid-19 pandemic which impacted the end markets the Company serves.  For the six months ended June 30, 2019, the Industrial segment gross profit included $0.6 million of expense related to the write-up of legacy Fairmount Santrol’s inventories to fair value as a result of the Merger under GAAP.

Selling, General and Administrative Expenses

SG&A decreased $17.4 million, or 22%, to $63.2 million for the six months ended June 30, 2020 compared to $80.6 million for the six months ended June 30, 2019.  SG&A for the six months ended June 30, 2020 includes stock compensation expense of $1.8 million.  The decrease in stock compensation for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the decrease in awards granted in 2020.  SG&A for the six months ended June 30, 2019 included $6.1 million of stock compensation.  The remainder of the decrease is primarily due to expense reduction initiatives and headcount rationalization.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $51.3 million, or 44%, to $66.0 million for the six months ended June 30, 2020, compared to $117.3 million in the six months ended June 30, 2019.  Depreciation of property, plant, and equipment and amortization expense decreased in the first half of 2020 compared to the first half of 2019 due to a lower depreciable base of existing property, plant, and equipment. In the fourth quarter of 2019, an impairment charge of approximately $1.4 billion, primarily related to the long-lived assets of our Energy segment, was the driver of the lower depreciation in the current period.

Asset Impairments

We recorded impairment charges of $298.3 million related to property, plant and equipment in our Seiling Oklahoma and our West Texas asset group for the six months ended June 30, 2020, due to lower anticipated sales in the future at our local sand facilities. We did not incur asset impairments for the six months ended June 30, 2019.

Restructuring and Other Charges

We incurred restructuring and other charges of $34.9 million in the six months ended June 30, 2020, primarily related to separation costs and professional fees incurred in preparation of our petition related to our Chapter 11 Cases, as well as ramp down costs at idled facilities.  We incurred restructuring and other charges of $11.5 million in the six months ended June 30, 2019 primarily related to executive severance and benefits charges, as well as costs associated with idling of facilities in the first half of 2019.

Other Operating Income, net

Other operating income, net decreased $2.8 million to $1.9 million for the six months ended June 30, 2020 compared to $4.7 million in the six months ended June 30, 2019.  Other operating income, net for the six months ended June 30, 2019 included the income related to realization of customary take-or-pay provisions of certain customer supply agreements.  Additionally, for the six months ended June 30, 2019, we recorded $1.9 million on loss on disposal of fixed assets and income related to easements granted for consideration on certain of our properties in Mexico and Virginia.

Loss from Operations

Operating loss from continuing operations increased $314.3 million to a loss of $353.4 million for the six months ended June 30, 2020 compared to operating loss of $39.1 million for the six months ended June 30, 2019.  The change in operating loss from continuing operations for the six months ended June 30, 2020 was largely due to the asset impairments recognized in the period, lower profitability in the Energy segment and restructuring and other charges of $34.9 million, offset by other operating income as noted above.

Interest Expense, net

Interest expense, net increased $29.9 million to $82.9 million for the six months ended June 30, 2020 compared to $53.0 million for the six months ended June 30, 2019.  The increase in interest expense is due to the loss recognized on long-term interest rate swaps that were de-designated as cash flow hedges for accounting purposes in the second quarter of 2020, as a result of the event of default under the agreements governing our interest rate swaps in connection with the filing of the Chapter 11 Cases, resulting in deferred losses being immediately recognized as interest expense. Due to the filing of the Chapter 11 Cases on June 29, 2020, the forecasted interest payments which these instruments were intended to hedge against are no longer considered probable.  This was offset slightly by a reduction in the principal on the Term Loan balance in the fourth quarter of 2019 as a result of the voluntary repurchase of approximately $63.0 million of outstanding debt and normal scheduled amortization payments, as well as the decrease in interest rates in the first half of 2020 compared to the first half of 2019.  The interest rate was 5.4% and 6.3% for the six months ended June 30, 2020 and six months ended June 30, 2019, respectively.

Reorganization items, net

In the six months ended June 30, 2020, we incurred $24.3 million of reorganization items, net related to Term Loan deferred financing costs that were expensed as a result of the Company’s Chapter 11 Cases.  We did not recognize reorganization items related to professional fees for legal, consulting and advisory services for the six months ended June 30, 2020 due to the proximity of the bankruptcy filing date with quarter end.  We expect to incur significant professional fees related to the bankruptcy during the petition period.  We did not record reorganization items, net in the six months ended June 30, 2019.

Other Non-Operating Expense, net

Other non-operating expense, net increased $1.8 million to $5.6 million in the six months ended June 30, 2020 compared to $3.8 million in the six months ended June 30, 2019.  The increase is due to the acceleration of previously deferred pension-related expenses as a result of settlement accounting application in the first half of 2020 as distributions exceeded the current period service and interest cost recognized.

Benefit for Income Taxes

Benefit for income taxes increased $20.5 million to a benefit of $29.7 million for the six months ended June 30, 2020 compared to benefit of $9.2 million for the six months ended June 30, 2019.  Loss before income taxes increased $370.5 million to a loss of $466.3 million for the six months ended June 30, 2020 compared to a loss of $95.8 million for the six months ended June 30, 2019.  The increase in tax benefit is primarily attributable to a discrete benefit resulting from provisions of the CARES Act allowing for increased carryback and utilization of net operating losses.

The effective tax rate was 6.4% and 9.6% for six months ended June 30, 2020 and 2019, respectively.  The decrease in the effective tax rate is primarily attributable to a valuation allowance set up on deferred taxes offset by a discrete benefit resulting from provisions of the CARES Act allowing for increased carryback and utilization of net operating losses.

Net Loss Attributable to Covia

Net loss attributable to Covia increased $350.0 million, or 404%, to a loss of $436.6 million for the six months ended June 30, 2020, compared to a loss of $86.6 million for the six months ended June 30, 2019. The change in net income attributable to Covia is primarily due to decreases in revenues and gross profit and increases in SG&A, asset impairments and restructuring and other charges discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $56.7 million to $43.1 million for the six months ended June 30, 2020 compared to $99.8 million for the six months ended June 30, 2019.  Adjusted EBITDA for the six months ended June 30, 2020 excludes the impact of $1.8 million of non-cash stock compensation expense, $34.9 million in restructuring and other related charges, $24.3 in reorganization items, net related to the non-cash effects of the Chapter 11 Cases, and $298.3 million related to impairment charges incurred associated with the idling of our facility in Kermit, Texas. The change in Adjusted EBITDA is largely due to the revenues, gross profit, and SG&A factors discussed above.

Liquidity and Capital Resources

Overview

In general, our liquidity is principally used to service our debt, meet our working capital needs, and invest in both maintenance and growth capital expenditures.  Due to impacts of the macroenvironment (including the impacts of the COVID-19 pandemic), industry, and other company-specific factors, we have taken significant actions to reduce our working capital requirements and our overhead costs, monetize certain non-core assets within our portfolio and maintain adequate liquidity. Historically, we have met our liquidity and capital investment needs with funds generated from operations and the issuance of debt, if necessary. Due to our current leverage profile, the maturity of our long-term debt, unfavorable long-term contracts and outlook of the key markets in which we operate, we executed the Restructuring Support Agreement with certain creditors and voluntarily filed the Chapter 11 Cases on June 29, 2020 in order to accelerate our strategic transformation and facilitate a financial restructuring.

Our principal sources of liquidity are cash on-hand and cash flow from operations, both now and in the near future.  We have not secured any financing under debtor-in-possession financing and currently anticipate our liquidity needs will be satisfied during the Chapter 11 Cases by cash on-hand and expected cash flow from operations during the period.  Our operations are capital intensive and short-term capital expenditures related to certain strategic projects can be substantial.

Term Loan

Interest on the Term Loan accrues at a per annum rate of either (at our option) (a) LIBOR plus a spread or (b) the alternate base rate plus a spread, subject to a minimum LIBOR floor of 1%.  The spread will vary depending on our total net leverage ratio, defined as the ratio of debt (less up to $150 million of cash) to EBITDA for the most recent four fiscal quarter period, as follows:

	Term Loan
Leverage Ratio	Applicable Margin for Eurodollar Loans	Applicable Margin for ABR Loans
Greater than or equal to 2.50x	4.00%	3.00%
Greater than or equal to 2.0x and less than 2.50x	3.75%	2.75%
Greater than or equal to 1.50x and less than 2.0x	3.50%	2.50%
Less than 1.50x	3.25%	2.25%

The table below provides certain financial metrics for guarantor subsidiaries and non-guarantor subsidiaries for the six months ended June 30, 2020:

	Guarantor	Non-Guarantor	Total
Revenues	$443,137	$99,056	$542,193
Gross profit	58,142	48,943	107,085
EBITDA	(345,851)	28,591	(317,260)
Adjustments	360,322	-	360,322
Adjusted EBITDA	$14,471	$28,591	$43,062

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

See Note 5 in the consolidated financial statements included in this Report for further detail regarding the Term Loan.

As of June 30, 2020, we had outstanding Term Loan borrowings of $1.56 billion and cash on-hand of $250.3 million.  These outstanding balances, as well as the accrued interest thereon, have been classified as Liabilities Subject to Compromise in the accompanying Condensed Consolidated Balance Sheets.

Receivables Facility

On March 31, 2020, we entered into a Receivables Financing Agreement (“RFA”) by and among (i) Covia, as initial servicer, (ii) Covia Financing LLC, a wholly-owned subsidiary of Covia, as borrower (“Covia Financing”), (iii) the persons from time to time party thereto, as lenders, (iv) PNC Bank, National Association, as LC bank and as administrative agent (“PNC”), and (v) PNC Capital Markets LLC, as structuring agent (“Structuring Agent”).  In connection with the RFA, on March 31, 2020, Covia, as originator and servicer, and Covia Financing, as the buyer, entered into a Purchase and Sale Agreement (“PSA”), and various of Covia’s subsidiaries, as sub-originators (“Sub-Originators”), and Covia, as the buyer and servicer, entered into the Sub-Originator Purchase and Sale Agreement (“Sub-PSA”).  Together, the RFA, the PSA, and the Sub-PSA (“Agreements”) established the primary terms and conditions of an accounts receivable securitization program (the “Receivables Facility”).

Pursuant to the terms of the Sub-PSA, the Sub-Originators sold its receivables to Covia in a true sale conveyance. Pursuant to the PSA, Covia, in its capacity as originator, sold in a true sale conveyance its receivables, including the receivables it purchased from the Sub-Originators, to Covia Financing. Under the Receivables Facility, Covia Financing could borrow or obtain letters of credit in an amount not to exceed $75 million in the aggregate and would secure its obligations with a pledge of undivided interests in such receivables, together with related security and interests in the proceeds thereof, to PNC. The loans under the Receivables Facility were an obligation of Covia Financing and not the Sub-Originators or Covia.  None of the Sub-Originators nor Covia guaranteed the collectability of the trade receivables or the creditworthiness of the obligors of the receivables.

Amounts outstanding under the Receivables Facility accrue interest based on LIBOR Market Index Rate, provided that Covia Financing could select adjusted LIBOR for a tranche period. The Receivables Facility was scheduled to terminate on March 31, 2023, unless terminated earlier pursuant to the terms of the Agreements. On July 1, 2020, as part of the Plan (as defined below) and with the approval of the Bankruptcy Court (as defined below), the Company terminated the Receivables Facility.  The Agreements included customary fees, conditions, representations and warranties, indemnification provisions, covenants and events of default. The amount available with respect to the receivables was subject to customary limits and reserves, including limits and reserves based on customer concentrations and prior past due balances. Subject in some cases to cure periods, amounts outstanding under the Receivables Facility could be accelerated for typical defaults including, but not limited to, the failure to make when due payments or deposits, borrowing base deficiencies, failure to observe or perform any covenant, failure to pay a material judgment, inaccuracy of representations and warranties, certain bankruptcy or ERISA events, a change of control, the occurrence of a termination event if certain limits are exceeded for a specified period, for certain defaults or acceleration under material debt, or invalidity of security interests or unenforceable transaction documents.

There were no borrowings under the Receivables Facility at June 30, 2020.

The filing of the Chapter 11 Cases constituted an event of default under the Receivables Facility.

On July 1, 2020, as part of the Plan and with the approval of the Bankruptcy Court, the Company terminated the Receivables Facility, including the Receivables Financing Agreement (the “RFA”) by and among (i) the Company, as initial servicer, (ii) Covia Financing LLC, a special purpose entity and wholly owned subsidiary of the Company, as borrower (“Covia Financing”), (iii) the persons from time to time party thereto, as lenders, (iv) PNC Bank, National Association, as LC bank and as administrative agent (“PNC”), and (v) PNC Capital Markets LLC, as structuring agent (“PNC Capital”). In connection with the RFA, (i) the Company, as originator and servicer, and Covia Financing, as the buyer, had entered into a Purchase and Sale Agreement (“PSA”), and (ii) various of the Company’s subsidiaries, as sub-originators (“Sub-Originators”), and the Company, as the buyer and servicer, entered into the Sub-Originator Purchase and Sale Agreement (“Sub-PSA”). Together, the RFA, the PSA, and the Sub-PSA established the primary terms and conditions of an accounts receivable securitization program (the “Receivables Facility”).

In connection with the termination of the Receivables Facility, the Company repaid all of the outstanding obligations in respect of principal, interest and fees under the Receivables Facility and terminated and released all security interests and liens in the assigned receivables granted in connection therewith.

Further, with the approval of the Bankruptcy Court, the Receivables Facility was replaced with a letter of credit facility pursuant to an interim order of the Bankruptcy Court authorizing, among other things, (i) the Company’s funding of a new letter of credit collateral account held at Covia Financing, (ii) entry into the Payoff and Reassignment Agreement (the “Payoff Agreement”), among the Company, Covia Financing, the Sub-Originators, PNC, and PNC Capital, (iii) the Company’s, Covia Financing’s and the Sub-Originators’ entry into, and performance of, their respective obligations under the Payoff Agreement and, as applicable, the Reimbursement Agreement for Cash-Collateralized Standby Letters of Credit, among PNC, Covia Financing, and the Company (the “Reimbursement Agreement” and, together with the Payoff Agreement, the “Letter of Credit Agreements”), and (iv) execution of the transactions contemplated by the Letter of Credit Agreements.

In July 2020, we cash collateralized approximately $37.0 million of our outstanding standby letters of credit.

Working Capital

Working capital is the amount by which current assets (excluding cash and cash equivalents and assets held for sale) exceed current liabilities (excluding current portion of long-term debt) and represents a measure of liquidity.  Covia’s working capital was $235.2 million at June 30, 2020 and $61.7 million at December 31, 2019.  The increase in working capital is primarily due to the reclassification of substantially all of the pre-petition current liabilities to Liabilities Subject to Compromise insofar as they relate to obligations of the Company Parties.  Our working capital requirements remain consistent with the pre-petition requirements, however, these pre-petition liabilities subject to compromise may be settled for amounts substantially different from those in the accompanying condensed consolidated balance sheets. Excluding this classification change, our working capital would have been $42.0 million.  The change in pro forma working capital compared to December 31, 2019 was due to $34.6 million of our cash flow hedging instruments becoming currently payable. The reclassification to current was made due to the event of default as a result of the Chapter 11 Cases.  During the quarter ended June 30, 2020, various working capital metrics improved, particularly cash collections and days sales outstanding ratios.

Cash Flow Analysis

Net Cash (Used) Provided in Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, the gain on the sale of subsidiaries, impairment charges, non-cash losses on derivatives, non-cash reorganization items and the effect of changes in working capital.

Net cash used in operating activities was $40.1 million for the six months ended June 30, 2020, compared with $51.4 million of cash provided by operating activities for the six months ended June 30, 2019.  This $91.5 million variance was primarily due to lower profitability in the current period. The lower volumes in the six months ended June 30, 2020 resulted in lower working capital requirements to fund accounts receivable and inventories.  Improvements in collections also resulted in additional reductions in receivables compared to the six months ended June 30, 2019.  Further, in the second quarter of 2019, the Company implemented a new ERP system which resulted in longer average collection times during the second quarter 2019 on the Company’s trade receivables.

Net Cash Used in Investing Activities

Investing activities in the current period consist primarily of capital expenditures for maintenance; however, the Company typically utilizes cash for both growth and maintenance projects.  Capital expenditures generally consist of expansions of production or terminal facilities, land and reserve acquisition or maintenance related expenditures for asset replacement and health, safety, and quality improvements.  As a result of current market conditions, the Company has refocused its capital investment strategy primarily toward maintenance capital and investments in projects to maintain health and safety standards.

Net cash used in investing activities was $16.5 million for the six months ended June 30, 2020, compared to $62.6 million used for the six months ended June 30, 2019.  The $46.1 million variance was primarily due to reduced growth-related capital expenditures within the Energy segment to align with current market conditions. Capital expenditures were $17.5 million in the six months ended June 30, 2020 and were primarily focused on maintenance expenditures at various facilities as well as investments in the Company’s nepheline syenite operations. Capital expenditures were $59.5 million in the six months ended June 30, 2019 and were primarily focused on completing our West Texas and Seiling facilities, completion of expansion projects at our Illinois and Oregon facilities, and expanding capacity at our Canoitas, Mexico facility.

Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2020 will be approximately $45 million, which will be primarily associated with maintenance and cost improvement capital projects, and near-term payback growth projects. We expect to fund our capital expenditures through cash on our balance sheet and cash generated from our operations.

Net Cash Used in Financing Activities

Net cash used in financing activities was $9.9 million in the six months ended June 30, 2020 compared to $11.0 million used in the six months ended June 30, 2019.  The slight decrease is primarily due to decreased principal repayments of our Term Loan in the six months ended June 30, 2020 versus the prior period.  This decrease was driven by the repurchase of approximately $63 million of the outstanding Term Loan in December of 2019, which lowered the overall amortization payment requirements.

Liquidity After Filing the Chapter 11 Cases

During the pendency of the Chapter 11 Cases, the Company’s principal sources of liquidity are expected to be limited to cash flow from operations and cash on hand. Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.

The Consolidated Financial Statements included in this Report have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The Consolidated Financial Statements do not reflect any adjustments that might result from the outcome of the Chapter 11 Cases. We have reclassified all of the Company Parties indebtedness to “Liabilities Subject to Compromise” at June 30, 2020. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under, and the resulting acceleration of, substantially all of our outstanding indebtedness, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern. For further discussion, see Note 1 to our condensed consolidated financial statements and those risk factors discussed under “Risk Factors” in Part II, Item 1A of this Report.

In anticipation of the Chapter 11 Cases, we did not make our quarterly principal payment of $4.0 million on the Term Loan, which was due after the Petition Date. In addition, following the Chapter 11 Cases, all interest payments due on debt held by the Company Parties were stayed and are included in liabilities subject to compromise on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2020.  Additionally, a significant portion of our accounts payable and accrued expenses on the balance sheet of the Company Parties represent pre-petition claims which may not be paid in full.

Sources of Capital

As of June 30, 2020 and December 31, 2019, we had the following debt outstanding, net of cash and cash equivalents:

	June 30, 2020	December 31, 2019
	(in thousands)
Term Loan	$-	$1,566,440
Finance lease liabilities	1,503	6,875
Industrial Revenue Bond	-	10,000
Other borrowings	-	145
Term Loan deferred financing costs, net[1]	-	(25,754)
Liabilities subject to compromise[2]	1,572,073	-
Total Debt	1,573,576	1,557,706
Less: Cash and cash equivalents	250,261	319,484
Net Debt	$1,323,315	$1,238,222

(1)

As a result of the Company's Chapter 11 Cases, the Company expensed $24.3 million of Term Loan deferred financing costs, net, recorded in Reorganization items, net in the Condensed Consolidated Statements of Loss for the three months ended June 30, 2020.

(2)

In connection with our Chapter 11 Cases, the $1.6 billion outstanding under the Term Loan, the $10.0 million outstanding under the Industrial Revenue Bond, $3.5 million outstanding on finance leases and $0.1 million outstanding on Other borrowings have been reclassified to Liabilities subject to compromise in our Condensed Consolidated Balance Sheets as of June 30, 2020. As of the Petition Date, we continued to accrue interest expense in relation to Term Loan reclassified as Liabilities subject to compromise.

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

Contractual Obligations

Other than as disclosed elsewhere in this Report with respect to the filing of the Chapter 11 Cases and the acceleration of substantially all of our debt (including the Term Loan, the Industrial Revenue Bond and the Receivables Facility) as a result, there have been no material changes outside of the ordinary course of our business to the contractual arrangements disclosed in our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K.

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

As of June 30, 2020 and December 31, 2019, we had $54.0 million and $46.5 million, respectively, accrued for Asset Retirement Obligations, which include future reclamation costs.  There were no significant changes with respect to environmental liabilities or future reclamation costs, however, the timing of the settlement estimate has been revised based on decisions made to idle certain production facilities.  This has resulted in an increase to the asset retirement obligation recognized in the financial statements as it is computed on a discounted cash flow model.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Swaps

Due to our variable-rate indebtedness, we are exposed to fluctuations in interest rates.  We voluntarily filed the Chapter 11 Cases on June 29, 2020 and until that date, we used fixed interest rate swaps to manage this exposure.  These derivative instruments are reported at fair value in accrued expenses and other non-current liabilities.  Changes in the fair value of derivatives are recorded each period in other comprehensive income.  For derivatives not designated as hedges, the gain or loss is recognized in current earnings.  No components of our cash flow hedging instruments were excluded from the assessment of hedge effectiveness.  Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional value.  The gain or loss on the interest rate swap is recorded in accumulated other comprehensive loss and subsequently reclassified into interest expense in the same period during which the hedged transaction affects earnings.

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

We formally designate and document instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP.  We assess, both at inception and for each reporting period, whether the financial instruments used in hedging transactions are effective in offsetting changes in cash flows of the related underlying exposure.  Due to the uncertainty that the occurrence of the forecasted transactions being hedged will occur, we have de-designated the financial instruments as of June 29, 2020 and reclassified the losses that were deferred in accumulated “other comprehensive income” to “interest expense, net” during the three month period ending June 30, 2020.

As of June 30, 2020, the fair value of the interest rate swaps was a liability of $34.6 million.

The filing of the Chapter 11 Cases constituted an event of default under the agreements governing the interest rate swaps, resulting in the acceleration of our outstanding indebtedness thereunder. See Note 1 to our condensed consolidated financial statements for further discussion.  Further, on July 2, 2020 and July 7, 2020, these financial instruments were terminated with the counterparties due to the aforementioned event of default on June 29, 2020.

Our pre-petition interest rate was LIBOR-based, subject to a floor of 5%. Due to low LIBOR rates these swap agreements had an unfavorable impact on our interest cost. The Company will review its risk management strategy as it approaches approval of its Plan.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers.  In the six months ended June 30, 2020 we did not have any customers that exceeded 10% of revenues. In the six months ended June 30, 2019, one customer exceeded 10% of revenues and accounted for 11% of revenues in such period. At June 30, 2020 and December 31, 2019, we had no customers whose accounts receivable balance exceeded 10% of total receivables.  We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.  As a result of the Covid-19 pandemic, a number of companies within the Energy segment have experienced financial distress which may increase the risk of losses on our accounts receivable.

Foreign Currency Risk

We are subject to market risk related to foreign currency exchange rate fluctuations.  Revenues from international operations represented 16% and 10% of our revenues for the six months ended June 30, 2020 and 2019, respectively.  A portion of our business is transacted in currencies other than the functional currency, including the Canadian dollar and Mexican peso.  Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. dollar-denominated revenues with operating expenses that are paid in the same currencies.  To date, foreign currency fluctuations have not had a material impact on results from operations.  However, translation of net assets denominated in another currency result in changes to our net asset carrying values in the condensed consolidated balance sheets.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Chapter 11 Proceedings

On June 29, 2020, the Company Parties filed the Chapter 11 Cases seeking relief under the Bankruptcy Code with the Bankruptcy Court for the Southern District of Texas, Houston Division. The Company expects to continue ordinary course operations for the duration of the Chapter 11 Cases. In addition, subject to certain exceptions under the Bankruptcy Code, the filing of the Chapter 11 Cases also automatically stayed the filing of most legal proceedings and other actions against or on behalf of the Company Parties or their property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of the Company Parties’ bankruptcy estates, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. See Note 1 to our condensed consolidated financial statements for further discussion about the Chapter 11 Cases.

SEC Investigation

On March 18, 2019, in connection with a non-public SEC investigation, we received a subpoena seeking information relating to certain value-added proppants used in the Energy segment.  Since the issuance of that subpoena, the SEC has requested additional information and subpoenaed certain former employees to testify regarding certain value-added proppants marketed and sold by Fairmount Santrol prior to the Merger.  See Note 16 to our condensed consolidated financial statements for further discussion about the SEC investigation.

Product Liability Matters

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of June 30, 2020, we were subject to approximately 40 active silica exposure cases.  Many of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in various jurisdictions over the years.  In accordance with the terms of our insurance coverage, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of a percentage of the defense costs.  Based on information currently available, management cannot reasonably estimate a loss at this time.  Although the outcomes of these lawsuits cannot be predicted with certainty, management does not believe that the pending lawsuits, individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 1A.  RISK FACTORS

In addition to other information set forth in this Report, you should carefully consider the risk factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K.  Other than those noted above and the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in the Form 10-K.

An epidemic, pandemic or public health crisis could disrupt our operations and have a material adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, such as Covid-19 (coronavirus), avian flu or African swine flu.  Outbreaks of contagious illness occur from time to time around the world.  The occurrence of such an outbreak or other adverse public health developments could materially disrupt our business and operations, including if government authorities impose mandatory closures, seek voluntary closures or impose restrictions on operations.  Furthermore, the risk of contracting viruses or other illnesses that may be transmitted through human contact could cause employees to avoid interacting with other people, which could materially and adversely affect the ability to adequately staff our operations.  An outbreak could also cause disruption in our supply chain and adversely impact our ability to ensure supplies to our facilities and to provide safety measures to protect our employees, which could materially and adversely affect our continuous operations.  If an outbreak reaches pandemic levels, there may also be long-term effects on the economies of effected countries.  Any of the foregoing within the countries in which we or our customers and suppliers operate or are dependent on supplies or revenues would severely disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Beginning in March 2020, our operations were disrupted by the COVID-19 pandemic.  Impacts to our business have included reduced activity and, in some cases, idling of customer facilities which have impacted our sales volumes and revenues.  In addition, the COVID-19 pandemic (along with disruptions in the global oil and gas markets) has impacted global oil demand resulting in a significant decline in oil prices.  The impact of the lower oil prices resulted in lower drilling and completion activity for our Energy customers which will negatively impact proppant sales as well as the financial condition of our customers which may impact their ability to pay amounts due to the Company.  Finally, stay-at-home orders by governments where we operate have forced our employees, and the employees of some of our customers, to work from home which has negatively impacted our business.

Further, given the more recent announcements during the summer of 2020 of certain areas of the country reactivating closures plans and uncertainties surrounding the spread of the disease, we expect a significant impact to revenue and profitability for the remainder of 2020 across both segments.  In response to these market conditions, the Company has taken several steps to further reduce active capacity within our Energy segment and lower operational and overhead costs throughout the Company.  These actions include the idling of our Kermit and Utica facility, reducing productive capacity at our Seiling facility, and reducing headcount across the Company.

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

On June 29, 2020, Covia Holdings Corporation and certain of its direct and indirect U.S. subsidiaries commenced the Chapter 11 Cases and, on June 29, 2020, entered into the Restructuring Support Agreement with certain of the Company’s creditors under the Term Loan. For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute the business plan, as well as our continuation as a going concern, are subject to risks and uncertainties associated with bankruptcy. These risks include the following:

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

10.1

Amended and Restated Restructuring Support Agreement, dated as of July 7, 2020, by and among the Company Parties and the Consenting Stakeholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the SEC on July 10, 2010) (File No. 001-38510).

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

Covia Holdings Corporation

By:	/s/ Andrew D. Eich
Andrew D. Eich
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date:	August 10, 2020