Form 10-Q
period 2020-09-30
Covia Holdings Corp
filed 2020-11-09
CIK 1722287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Number of shares of Common Stock outstanding, par value $0.01 per share, as of November 6, 2020:  158,195,156

Covia Holdings Corporation and Subsidiaries

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues	$229,360	$408,957	$771,553	$1,282,139
Cost of goods sold (excluding depreciation, depletion, and amortization shown separately)	165,835	332,234	600,943	1,039,763

Operating expenses
Selling, general and administrative expenses	28,093	35,628	91,284	116,232
Depreciation, depletion and amortization expense	27,730	51,920	93,769	169,219
Asset impairments	-	7,761	298,299	7,761
Restructuring and other charges	1,086	3,378	35,999	14,915
Loss (gain) on sale of subsidiaries	(67)	(127,195)	897	(127,195)
Other operating expense (income), net	(883)	18	(3,786)	(4,704)
Income (loss) from operations	7,566	105,213	(345,852)	66,148

Interest expense, net (contractual interest for the three months ended September 30, 2020, $32,144)	1,714	26,894	84,637	79,896
Reorganization items, net	214,340	-	238,656	-
Other non-operating expense, net	670	1,924	6,265	5,682
Income (loss) before provision (benefit) for income taxes	(209,158)	76,395	(675,410)	(19,430)

Provision (benefit) for income taxes	(3,278)	22,471	(32,937)	13,281
Net income (loss)	(205,880)	53,924	(642,473)	(32,711)
Less: Net income (loss) attributable to the non-controlling interest	(34)	152	(64)	156
Net income (loss) attributable to Covia Holdings Corporation	$(205,846)	$53,772	$(642,409)	$(32,867)

Earnings (loss) per share
Basic	$(1.57)	$0.41	$(4.88)	$(0.25)
Diluted	$(1.57)	$0.41	$(4.88)	$(0.25)

Weighted average number of shares outstanding
Basic	130,950	131,562	131,617	131,437
Diluted	130,950	131,745	131,617	131,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net income (loss)	$(205,880)	$53,924	$(642,473)	$(32,711)
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	3,665	(3,055)	(19,875)	152
Employee benefit obligations	40	3,056	3,912	8,073
Amortization and change in fair value of derivative instruments	-	(3,831)	22,500	(21,103)
Total other comprehensive income (loss), before tax	3,705	(3,830)	6,537	(12,878)
Provision (benefit) for income taxes related to items of other comprehensive income (loss)	(22)	985	4,900	(3,001)
Comprehensive income (loss), net of tax	(202,153)	49,109	(640,836)	(42,588)
Comprehensive income (loss) attributable to the non-controlling interest	(34)	152	(64)	156
Comprehensive income (loss) attributable to Covia Holdings Corporation	$(202,119)	$48,957	$(640,772)	$(42,744)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2020	December 31, 2019
	(in thousands, except par value)
Assets
Current assets
Cash and cash equivalents	$246,888	$319,484
Restricted cash	39,604	-
Accounts receivable, net of allowance for doubtful accounts of $4,566 and $2,211 at September 30, 2020 and December 31, 2019, respectively	132,364	199,027
Inventories, net	106,089	121,790
Other receivables	53,370	15,879
Prepaid expenses and other current assets	27,835	20,843
Total current assets	606,150	677,023

Property, plant and equipment, net	1,050,887	1,419,982
Operating right-of-use assets, net	68,699	158,489
Deferred tax assets, net	9,646	13,725
Goodwill	119,822	119,822
Intangibles, net	28,384	33,630
Other non-current assets	26,746	23,847
Total assets	$1,910,334	$2,446,518

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$544	$18,633
Operating lease liabilities, current	3,493	63,773
Accounts payable	41,756	97,313
Accrued expenses	64,063	126,895
Deferred revenue	9,148	7,815
Total current liabilities	119,004	314,429

Long-term debt	864	1,539,073
Operating lease liabilities, non-current	15,098	272,378
Employee benefit obligations	64,436	66,073
Deferred tax liabilities, net	131	131
Other non-current liabilities	67,699	77,270
Total liabilities not subject to compromise	267,232	2,269,354

Liabilities subject to compromise	2,104,796	-
Total liabilities	2,372,028	2,269,354

Commitments and contingent liabilities (Note 16)
Equity (deficit)
Preferred stock: $0.01 par value, 15,000 authorized shares at September 30, 2020 and December 31, 2019
Shares outstanding: 0 at September 30, 2020 and December 31, 2019	-	-
Common stock: $0.01 par value, 750,000 authorized shares at September 30, 2020 and December 31, 2019
Shares issued: 158,195 at September 30, 2020 and December 31, 2019
Shares outstanding: 132,098 and 131,743 at September 30, 2020 and December 31, 2019, respectively	1,777	1,777
Additional paid-in capital	395,609	400,047
Retained earnings (deficit)	(284,552)	357,857
Accumulated other comprehensive loss	(103,449)	(105,086)
Total equity attributable to Covia Holdings Corporation before treasury stock	9,385	654,595
Less: Treasury stock at cost
Shares in treasury: 26,097 and 26,452 at September 30, 2020 and December 31, 2019, respectively	(471,694)	(478,110)
Total equity (deficit) attributable to Covia Holdings Corporation	(462,309)	176,485
Non-controlling interest	615	679
Total equity (deficit)	(461,694)	177,164
Total liabilities and equity	$1,910,334	$2,446,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

	Equity (deficit) attributable to Covia Holdings Corporation
	Common Stock	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Shares of Treasury Stock	Subtotal	Non- Controlling Interest	Total
	(in thousands)
Three Months Ended
September 30, 2019
Beginning balance	$1,777	131,472	$389,000	$1,561,320	$(100,287)	$(483,018)	26,723	$1,368,792	$561	$1,369,353
Net income	-	-	-	53,772	-	-	-	53,772	152	53,924
Other comprehensive loss	-	-	-	-	(4,815)	-	-	(4,815)	-	(4,815)
Share-based awards exercised or distributed	-	260	(4,696)	-	-	4,696	(260)	-	-	-
Stock compensation expense	-	-	2,296	-	-	-	-	2,296	-	2,296
Transactions with non-controlling interest	-	-	-	-	-	-	-	-	(1)	(1)
Ending balance	$1,777	131,732	$386,600	$1,615,092	$(105,102)	$(478,322)	26,463	$1,420,045	$712	$1,420,757

Three Months Ended
September 30, 2020
Beginning balance	$1,777	132,098	$395,461	$(78,706)	$(107,176)	$(471,694)	26,097	$(260,338)	$649	$(259,689)
Net loss	-	-	-	(205,846)	-	-	-	(205,846)	(34)	(205,880)
Other comprehensive income	-	-	-	-	3,727	-	-	3,727	-	3,727
Stock compensation expense	-	-	148	-	-	-	-	148	-	148
Ending balance	$1,777	132,098	$395,609	$(284,552)	$(103,449)	$(471,694)	26,097	$(462,309)	$615	$(461,694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Equity (Deficit)

(Unaudited)

	Equity (deficit) attributable to Covia Holdings Corporation
	Common Stock	Shares of Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Shares of Treasury Stock	Subtotal	Non- Controlling Interest	Total
	(in thousands)
Nine Months Ended
September 30, 2019
Beginning balance	$1,777	131,188	$388,027	$1,647,959	$(95,225)	$(488,141)	27,007	$1,454,397	$556	$1,454,953
Net loss	-	-	-	(32,867)	-	-	-	(32,867)	156	(32,711)
Other comprehensive loss	-	-	-	-	(9,877)	-	-	(9,877)	-	(9,877)
Share-based awards exercised or distributed	-	544	(9,805)	-	-	9,819	(544)	14	-	14
Stock compensation expense	-	-	8,378	-	-	-	-	8,378	-	8,378
Ending balance	$1,777	131,732	$386,600	$1,615,092	$(105,102)	$(478,322)	26,463	$1,420,045	$712	$1,420,757

Nine Months Ended
September 30, 2020
Beginning balance	$1,777	131,743	$400,047	$357,857	$(105,086)	$(478,110)	26,452	$176,485	$679	$177,164
Net loss	-	-	-	(642,409)	-	-	-	(642,409)	(64)	(642,473)
Other comprehensive loss	-	-	-	-	1,637	-	-	1,637	-	1,637
Share-based awards exercised or distributed	-	355	(6,416)	-	-	6,416	(355)	-	-	-
Stock compensation expense	-	-	1,978	-	-	-	-	1,978	-	1,978
Ending balance	$1,777	132,098	$395,609	$(284,552)	$(103,449)	$(471,694)	26,097	$(462,309)	$615	$(461,694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net loss attributable to Covia Holdings Corporation	$(642,409)	$(32,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	93,769	169,219
Amortization of deferred financing costs	2,483	4,626
Asset impairments	298,299	7,761
(Gain) loss on disposal of fixed assets	(2,376)	2,255
Gain on sale of subsidiaries	-	(127,195)
Deferred income tax provision (benefit)	(2,182)	6,414
Stock compensation expense	1,978	8,378
Non-cash loss on derivatives	35,820	-
Non-cash reorganization items, net	224,466	-
Net income (loss) from non-controlling interest	(64)	156
Other, net	(26,171)	5,037
Change in operating assets and liabilities:
Accounts receivable	63,796	13,303
Inventories	13,057	19,768
Prepaid expenses and other assets	(46,415)	6,078
Accounts payable	9,106	(22,950)
Accrued expenses	(18,495)	8,812
Net cash provided by operating activities	4,662	68,795

Cash flows from investing activities
Capital expenditures	(28,773)	(75,063)
Capitalized interest	(966)	(6,772)
Proceeds from sale of fixed assets	4,867	2,998
Proceeds from sale of subsidiaries	-	234,014
Net cash provided by (used in) investing activities	(24,872)	155,177

Cash flows from financing activities
Payments on Term Loan	(7,931)	(12,375)
Payments on other long-term debt	(66)	(1,664)
Payments on finance lease liabilities	(2,339)	(3,460)
Tax payments for withholdings on share-based awards exercised or distributed	(187)	(602)
Net cash used in financing activities	(10,523)	(18,101)

Effect of foreign currency exchange rate changes	(2,259)	125
Increase (decrease) in cash, cash equivalents and restricted cash	(32,992)	205,996

Cash, cash equivalents and restricted cash
Beginning of period	319,484	134,130
End of period	$286,492	$340,126

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$(50,636)	$(49,966)
Income taxes paid	(10,364)	(11,522)
Non-cash increase in asset retirement obligations	6,514	-
Cash paid for reorganization items, net	(3,289)	-
Non-cash investing activities:
Capital expenditures and capitalized interest in accounts payable and accrued expenses	2,722	1,272
Right-of-use assets obtained (terminated) in exchange for lease liabilities	$(72,893)	$419,157

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

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) and disclosures necessary for a fair statement of the financial position, results of operations, comprehensive loss, and cash flows of the reported interim periods.  The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from audited consolidated financial statements, but the September 30, 2020 Form 10-Q does not include all disclosures required by GAAP for complete financial statements.  Interim results are not necessarily indicative of the results to be expected for the full year or any other interim period.  These unaudited condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto and for each of the three years in the period ended December 31, 2019, which are included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2020 (“Form 10-K”), and information included elsewhere in this Quarterly Report on Form 10-Q (“Report”).

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

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On June 29, 2020 (“Petition Date”), Covia Holdings Corporation and certain of its direct and indirect U.S. subsidiaries (the “Company Parties”) filed petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), and in connection therewith, entered into a Restructuring Support Agreement (as defined below) as part of a prearranged plan of reorganization (see further description below).

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

Voluntary Reorganization under Chapter 11

On June 29, 2020, the Company Parties filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the Bankruptcy Code (“Chapter 11”) with the Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Chapter 11 Cases are being jointly administered under the caption In re Covia Holdings Corporation, et al.

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

On June 29, 2020, and in connection with the filing of the Chapter 11 Cases, the Company Parties entered into a Restructuring Support Agreement (the “Original Agreement”) with certain creditors (the “Consenting Stakeholders”) under its Credit and Guaranty Agreement, dated as of June 1, 2018 (as amended or otherwise modified from time to time, the “Term Loan Agreement”), by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Barclays Bank plc, as administrative agent, and the lenders party thereto from time to time (the “Term Loan Lenders”). The Original Agreement contemplates agreed-upon terms between the Company Parties and Consenting Stakeholders for a prearranged plan of reorganization.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On July 7, 2020, the Consenting Stakeholders and the Company Parties entered into an Amended and Restated Restructuring Support Agreement (the “Restructuring Support Agreement”) to (a) revise the defined term “Required Consenting Stakeholders” to mean those Consenting Stakeholders holding 60.01% instead of 50.01% of the aggregate outstanding principal amount of the term loans under the Term Loan Agreement that are held by the Consenting Stakeholders and (b) provide that the Bankruptcy Court must enter, instead of enforce, an order setting the general claims bar date in the Chapter 11 Cases within 60 days of the petition date, which was June 29, 2020.

Under the Bankruptcy Code, a majority in number and two-thirds in amount of each impaired class of claims must approve the Plan. The Restructuring Support Agreement requires the Consenting Stakeholders to vote in favor of and support the Plan, and the Consenting Stakeholders represent the requisite number of votes for the Term Loan Agreement’s class of creditors entitled to vote on the Plan.

On September 25, 2020, the Company Parties filed a proposed Joint Chapter 11 Plan of Reorganization of Covia Holdings Corporation and Its Debtor Affiliates (as may be amended, supplemented, or modified from time to time, the “Plan”) and a related Disclosure Statement (the “Disclosure Statement”) describing, among other things, the Plan; the Company Parties’ anticipated financial restructuring; the events leading to the Chapter 11 Cases; certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the Plan from certain of the Company Parties’ creditors; projected recoveries with respect to claims against and equity interests in the Company Parties under the Plan; and certain other aspects of the anticipated financial restructuring. Unless otherwise defined herein or the context otherwise requires, the capitalized terms below in this Note 1 have the meanings set forth in the Plan. The material terms of the Plan and Restructuring Support Agreement are as follows:

•

Each Holder of an Allowed Secured Tax Claim shall receive at the option of the Reorganized Debtors: (1) payment in full in Cash of such Holder’s Allowed Secured Tax Claim; or (2) equal semi-annual Cash payments commencing as of the Effective Date or as soon as reasonably practicable thereafter and continuing for five years, in an aggregate amount equal to such Allowed Secured Tax Claim, together with interest at the applicable non-default rate under applicable non-bankruptcy law, subject to the option of the applicable Reorganized Debtor to prepay the entire amount of such Allowed Secured Tax Claim during such time period.

•

Each Holder of an Allowed Other Secured Claim shall receive at the option of the Reorganized Debtors (1) payment in full in Cash; (2) Reinstatement of such Allowed Other Secured Claim, notwithstanding any contractual provision or applicable non-bankruptcy law that entitles the holder of such claim to demand or to receive payment prior to the stated maturity of such Allowed Other Secured Claim from and after the occurrence of default; (3) delivery of the collateral securing such Allowed Other Secured Claim; or (4) such other treatment rendering such Allowed Other Secured Claim Unimpaired.

•

Each Holder of an Allowed Other Priority Claim shall receive at the option of the Reorganized Debtors: (1) Cash in an amount equal to such Allowed Other Priority Claim; or (2) such other treatment rendering such Allowed Other Priority Claim Unimpaired.

•

Each Holder of an Allowed Secured Term Loan Claim or an Allowed Secured Swap Agreements Claim, respectively, shall receive its Pro Rata share of (1) the Excess Cash; (2) the New Term Loan; and (3) the Financing Claims Equity Pool.

•

Each Holder of a Claim against Covia that is an Allowed General Unsecured Claim, Term Loan Deficiency Claim, or Swap Agreements Deficiency Claim shall receive, in full and final satisfaction of such Allowed Claim, its Pro Rata share of the Parent Unsecured Claims Equity Pool.

•

Each Holder of a Claim against one or more Debtors other than Covia that is an Allowed General Unsecured Claim, Term Loan Deficiency Claim, or Swap Agreements Deficiency Claim shall receive, in full and final satisfaction of such Allowed Claim, its Pro Rata share of the Non-Parent Unsecured Claims Equity Pool.

•

All Intercompany Claims shall be, at the option of the Reorganized Debtors with the consent of the Required Consenting Stakeholders, (1) Reinstated or (2) distributed, contributed, set off, settled, cancelled, released, or otherwise addressed.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•

All Intercompany Interests shall be, at the option of the Reorganized Debtors with the consent of the Required Consenting Stakeholders, (1) Reinstated in accordance with Article III.G of the Plan, distributed, contributed, or (2) cancelled, released, or otherwise addressed.

•	On the Effective Date, Covia Interests will be cancelled, released, and extinguished without any distribution on account of such Existing Equity Interests.

All Section 510(b) Claims, if any, will be discharged, cancelled, released, and extinguished as of the Effective Date, and will be of no further force or effect, and Holders of Allowed Section 510(b) Claims will not receive any distribution on account of such Allowed Section 510(b) Claims.

The Company cannot predict the ultimate outcome of the Chapter 11 Cases. Although the Company expects the Chapter 11 Cases to proceed in accordance with the milestones set forth in the Restructuring Support Agreement, third parties may propose alternative plans of reorganization. Further, the Restructuring Support Agreement may be terminated upon the occurrence of certain events set forth in the Definitive Documents (as defined in the Restructuring Support Agreement), including the failure to meet the milestones specified in the Restructuring Term Sheet. In the event the Plan is not confirmed or the Restructuring Support Agreement is terminated, the duration of the Chapter 11 Cases will be extended, which will increase the Company’s expenses and reduce the Company’s capital resources. Further, even if the Plan is confirmed, although the Company expects the exit financing provided for in the Plan will be sufficient to make all payments required by the Plan, the Company faces many risks and uncertainties that it cannot predict and consequently, there is no guarantee that the exit financing provided for in the Plan will be sufficient to accomplish the Company’s reorganization strategy. See “Risk Factors” in Part II, Item 1A of this Report for additional information.

NYSE Delisting and Deregistration under Section 12(b) of the Exchange Act

On July 21, 2020, NYSE Regulation, Inc. filed a Form 25 with the SEC to delist Covia Holdings Corporation’s common stock (the “common stock”) from the New York Stock Exchange at the opening of business on August 3, 2020.  The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), was effective on October 19, 2020.  After the delisting on August 3, 2020, the common stock began trading on the OTC Pink Market maintained by the OTC Markets Group, Inc. under the symbol “CVIAQ”.

Bankruptcy Accounting

For the periods following the Petition Date, the Company has applied Accounting Standards Codification 852 - Reorganizations (“ASC 852”) in preparing the consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the three and nine months ended September 30, 2020 related to the bankruptcy proceedings, including unamortized long-term debt issuance costs associated with debt classified as liabilities subject to compromise, are recorded as “Reorganization items, net.” In addition, the Company Parties’ pre-petition obligations that may be impacted by the Chapter 11 Cases have been classified on the Condensed Consolidated Balance Sheets at September 30, 2020 as “Liabilities subject to compromise.” These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may ultimately be settled for lesser amounts. See below for more information regarding Reorganization items.

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

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Debtor-In-Possession

The Company Parties are currently operating as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions filed by the Company Parties that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, the Company Parties are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, the Bankruptcy Court authorized the Company Parties to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Company Parties to: (i) pay employees’ wages and related obligations; (ii) continue to operate their cash management system in the ordinary course of business consistent with pre-petition practice; (iii) use cash collateral on a final basis;  (iv) pay taxes in the ordinary course; and (v) maintain their insurance program in the ordinary course.

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

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Company Parties may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Company Parties from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Company Parties to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Company Parties in this Report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Company Parties, is qualified by any overriding rights the Company has under the Bankruptcy Code.

Potential Claims

The Company Parties filed schedules and statements (the “Schedules and Statements”) and reports required under Federal Rule of Bankruptcy Procedure 2015.3 (the “2015.3 Reports”) on August 12, 2020, and August 13, 2020, respectively.  The Schedules and Statements set forth, among other things, the assets and liabilities of each of the Company Parties, subject to the assumptions filed in connection therewith. The 2015.3 Reports set forth, among other things, financial information of entities in which a Chapter 11 estate holds a controlling or substantial interest. The Schedules and Statements and 2015.3 Reports may be subject to further amendment or modification after filing.

The Bankruptcy Court entered an order on August 3, 2020, setting claim bar dates for certain types of claims.  Certain holders of pre-petition claims that are not governmental units are required to file proofs of claim by September 18, 2020 (the “Bar Date”). These claims will be reconciled to amounts recorded in the Company’s accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise. In light of the substantial number of claims expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Company Parties emerge from bankruptcy.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Reorganization Items, Net

The Company Parties have incurred and will continue to incur significant costs associated with the reorganization, primarily legal, investment banking, financial advisory and other professional fees, the write-off of deferred long-term debt fees on debt subject to compromise and the net expenses incurred due to the termination and modification of lease agreements. The amount of these costs, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Company’s results of operations.  Professional fees incurred prior to the Petition Date but related to the bankruptcy filing have been recorded as Restructuring and other charges on the Income Statement.  In accordance with applicable guidance, costs associated with the bankruptcy proceedings subsequent to the Petition Date have been recorded as Reorganization items, net within the Company’s accompanying Condensed Consolidated Statement of Loss for the three and nine months ended September 30, 2020. See Note 23, Reorganization Items, Net.

Financial Statement Classification of Liabilities Subject to Compromise

The accompanying Condensed Consolidated Balance Sheets as of September 30, 2020 includes amounts classified as “Liabilities subject to compromise,” which represent liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Company Parties’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. See Note 22, Liabilities Subject to Compromise.

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

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less, which are generally time deposits with banks and money market funds. The carrying amount of these investments approximates fair value. Restricted cash primarily represents legally restricted amounts being held as a compensating balance for certain outstanding letters of credit.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Allowance for Doubtful Accounts

On January 1, 2020, we adopted ASU No. 2016-13 – Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 replaced the incurred loss impairment methodology with a methodology that applies a forward-looking “expected loss” model to receivables, loans and other instruments.  The adoption did not have a material impact on our condensed consolidated financial statements and disclosures.  The allowance for doubtful accounts at December 31, 2019 was $2.2 million.  For the nine months ended September 30, 2020 we recorded $2.7 million of bad debt expense and had a balance in allowance for doubtful accounts at September 30, 2020 of $4.6 million. No bad debt expense was recorded for the three months ended September 30, 2020.

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

2.Inventories, net

At September 30, 2020 and December 31, 2019, inventories consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Raw materials	$43,916	$44,218
Work-in-process	2,650	2,809
Finished goods	26,720	42,766
Spare parts	32,803	31,997
Inventories, net	$106,089	$121,790

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.Asset Impairments

We are required to evaluate the recoverability of the carrying amount of our long-lived asset groups whenever events or changes in circumstances indicate that the carrying amount of the asset groups may not be recoverable.  We performed an analysis of impairment indicators of the asset groups, and the precipitous decline in oil and gas markets required a review of the assets of our Energy segment for recoverability.

Throughout 2020, our Energy segment has been impacted by sequentially slower proppant demand, resulting in a surplus of proppant supply and significantly lower proppant pricing.  In response to changing market demands, we idled operations at certain mines, terminals and resin-coating facilities, rationalized our railcar fleet and reduced production capacity at certain of our production facilities sand plants.

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

Certain mineral rights at the idled facilities were determined to no longer be recoverable.  We recorded an impairment charge of $10.1 million in the second quarter of 2020 to adjust these mineral rights to their estimated fair value.

We recorded a total of $298.3 million of asset impairments for the nine months ended September 30, 2020, which were primarily related to our regional sand assets groups and all of which were within our Energy segment.  These impairment charges are classified as Asset impairments in the Condensed Consolidated Statements of Income (Loss).

In September 2019, we discontinued sales and marketing efforts related to our Propel SSP® self-suspending proppant in the Energy segment and recorded an impairment charge of $7.8  million, which included $7.0 million to adjust the carrying amount of long-lived assets specific to the technology to their salvage value, if any.  The expense is recorded in asset impairments in the Condensed Consolidated Statements of Income (Loss) in the three and nine months ended September 30, 2019.

4.Property, Plant, and Equipment, net

At September 30, 2020 and December 31, 2019, property, plant, and equipment consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Land and improvements	$224,920	$230,300
Mineral rights properties	544,016	677,238
Machinery and equipment	1,172,622	1,338,411
Buildings and improvements	299,430	327,314
Railroad equipment	62,922	59,761
Furniture, fixtures, and other	5,086	5,382
Assets under construction	103,830	103,715
	2,412,826	2,742,121
Accumulated depletion and depreciation	(1,361,939)	(1,322,139)
Property, plant, and equipment, net	$1,050,887	$1,419,982

Finance right-of-use assets are included within machinery and equipment.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.Long-Term Debt

At September 30, 2020 and December 31, 2019, long-term debt consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Term Loan	$-	$1,566,440
Finance lease liabilities	1,408	6,875
Industrial Revenue Bond	-	10,000
Other borrowings	-	145
Term Loan deferred financing costs, net[1]	-	(25,754)
Long-term debt, net subject to compromise[2]	1,571,545	-
Total debt, prior to reclassification to Liabilities subject to compromise	1,572,953	1,557,706
Less: current portion	(544)	(18,633)
Less: Amounts reclassified to Liabilities subject to compromise	(1,571,545)	-
Total long-term debt including finance leases	$864	$1,539,073

(1)

As a result of the Company's Chapter 11 Cases, the Company expensed $24.3 million of Term Loan (as defined below) deferred financing costs, net, recorded in Reorganization items, net in the Condensed Consolidated Statements of Loss for the nine months ended September 30, 2020.

(2)

In connection with the Company’s Chapter 11 Cases, $1.6 billion outstanding under the Term Loan, $10.0 million outstanding under the Industrial Revenue Bond, $3.0 million outstanding on finance leases and $0.1 million outstanding on Other borrowings have been reclassified to Liabilities subject to compromise in our Condensed Consolidated Balance Sheets as of September 30, 2020. Up to the Petition Date, we continued to accrue interest expense in relation to the Term Loan reclassified as Liabilities subject to compromise.

As discussed in Note 1, the Company Parties filed voluntary petitions under Chapter 11 on June 29, 2020, which constitutes an event of default under the $1.65 billion senior secured term loan and the $10.0 million Industrial Revenue Bond.  As such, at September 30, 2020, all outstanding debt has been classified as Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets at September 30, 2020. See Note 1 for further detail on the Company Parties’ voluntary reorganization under Chapter 11.

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

At September 30, 2020, the Term Loan had an interest rate of 8.25%. The filing of the Chapter 11 Cases constituted an event of default under the Term Loan and stayed the interest expense on the Term Loan. See Note 1 for further details.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revolver

In addition to the Term Loan, on June 1, 2018, in connection with the Merger, we entered into a $200 million revolving credit facility (as amended, the “Revolver”) to replace a previous credit facility.  There were no borrowings under the Revolver at December 31, 2019. We voluntarily cancelled the Revolver, effective December 31, 2019, in connection with receiving a commitment from PNC Bank, National Association, for a new, three-year credit facility for up to $75.0 million.

Receivables Facility

On March 31, 2020, we entered into a Receivables Financing Agreement (“RFA”) by and among (i) Covia Holdings Corporation, as initial servicer, (ii) Covia Financing LLC, a wholly-owned subsidiary of Covia, as borrower (“Covia Financing”), (iii) the persons from time to time party thereto, as lenders, (iv) PNC Bank, National Association, as LC bank and as administrative agent (“PNC”), and (v) PNC Capital Markets LLC, as structuring agent (“Structuring Agent”).  In connection with the RFA, on March 31, 2020, Covia, as originator and servicer, and Covia Financing, as the buyer, entered into a Purchase and Sale Agreement (“PSA”), and various of Covia’s subsidiaries, as sub-originators (“Sub-Originators”), and Covia, as the buyer and servicer, entered into the Sub-Originator Purchase and Sale Agreement (“Sub-PSA”).  Together, the RFA, the PSA, and the Sub-PSA (“Agreements”) established the primary terms and conditions of an accounts receivable securitization program (the “Receivables Facility”).

Amounts outstanding under the Receivables Facility accrued interest based on LIBOR Market Index Rate, provided that Covia Financing could select adjusted LIBOR for a tranche period. The Receivables Facility was scheduled to terminate on March 31, 2023.  The filing of the Chapter 11 Cases constituted an event of default under the Receivables Facility.

On July 1, 2020, as part of the Plan and with the approval of the Bankruptcy Court, the Company terminated the Receivables Facility. In connection with the termination of the Receivables Facility, the Company repaid all of the outstanding obligations in respect of principal, interest and fees under the Receivables Facility and terminated and released all security interests and liens in the assigned receivables granted in connection therewith. With the approval of the Bankruptcy Court, the Receivables Facility was replaced with a letter of credit facility pursuant to a final order of the Bankruptcy Court authorizing, among other things, (i) the Company’s funding of a new letter of credit collateral account held at Covia Financing, (ii) entry into the Payoff and Reassignment Agreement (the “Payoff Agreement”), among the Company, Covia Financing, the Sub-Originators, PNC, and PNC Capital, (iii) the Company’s, Covia Financing’s and the Sub-Originators’ entry into, and performance of, their respective obligations under the Payoff Agreement and, as applicable, the Reimbursement Agreement for Cash-Collateralized Standby Letters of Credit among PNC, Covia Financing, and the Company (the “Reimbursement Agreement” and, together with the Payoff Agreement, the “Letter of Credit Agreements”) and (iv) execution of the transactions contemplated by the Letter of Credit Agreements.

In July 2020, we cash collateralized approximately $37.0 million of our outstanding standby letters of credit.  As of September 30, 2020 the Company had $37.0 million of letters of credit issued under the Letter of Credit Agreements.  As of September 30, 2020 there were no borrowings outstanding under the Letter of Credit Agreements.  At December 31, 2019, we had $11.3 million of outstanding standby letters of credit held outside of a credit facility.

Industrial Revenue Bond

We hold a $10.0 million Industrial Revenue Bond related to the construction of a mining facility in Wisconsin.  The bond bears interest, which is payable monthly at a variable rate.  The rate was 0.16% at September 30, 2020.  The bond matures on September 1, 2027 and is collateralized by a letter of credit of $10.0 million. The filing of the Chapter 11 Cases constituted an event of default under the Industrial Revenue Bond. See Note 1 for further details.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other Borrowings

Other borrowings at September 30, 2020 and December 31, 2019 were comprised of a promissory note with three unrelated third parties.  Two of these unrelated parties had interest rates of 1.0% and 4.11%, respectively, at both September 30, 2020 and December 31, 2019.  The third unrelated party was repaid with proceeds from the sale of the Winchester & Western Railroad from September 10, 2019 and did not require any interest payments.

As of December 31, 2019, one of our subsidiaries had a C$2.0 million Canadian dollar overdraft facility with the Bank of Montreal.  We had previously guaranteed the obligations of the subsidiary under the overdraft facility.  On June 25, 2020, we amended the terms of the facility, reducing the amount to C$500,000 and removing the guarantee obligations.  As of September 30, 2020 and December 31, 2019, there were no borrowings outstanding under the overdraft facility.  The rates of the overdraft facility were 3.45% at September 30, 2020 and 4.95% at December 31, 2019.

6.Accrued Expenses

At September 30, 2020 and December 31, 2019, accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued bonus & other benefits	$9,317	$9,220
Accrued restructuring and other charges	2,856	8,212
Accrued interest	-	24,480
Accrued insurance	5,759	8,770
Accrued property taxes	9,040	11,741
Other accrued expenses	37,091	64,472
Accrued expenses	$64,063	$126,895

7.Earnings (Loss) per Share

The table below shows the computation of basic and diluted loss per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Numerators:
Net income (loss) attributable to Covia Holdings Corporation	$(205,846)	$53,772	$(642,409)	$(32,867)
Denominator:
Basic weighted average shares outstanding	130,950	131,562	131,617	131,437
Dilutive effect of employee stock options and RSUs	-	183	-	-
Diluted weighted average shares outstanding	130,950	131,745	131,617	131,437

Earnings (loss) per share – basic	$(1.57)	$0.41	$(4.88)	$(0.25)
Earnings (loss) per share – diluted	$(1.57)	$0.41	$(4.88)	$(0.25)

The calculation of diluted weighted average shares outstanding for the three months ended September 30, 2020 and 2019 excludes 3.3 million and 5.2 million potential shares of common stock, respectively.  The calculation of diluted weighted average shares outstanding for the nine months ended September 30, 2020 and 2019 excludes 3.7 million and 4.3 million potential shares of common stock, respectively.  These potential shares of common stock are excluded from the calculations of diluted weighted average shares outstanding because the effect of including these potential shares of common stock would be antidilutive.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The dilutive effect of 0.1 million and 0.1 million shares in the three and nine months ended September 30, 2020, respectively, and 0.3 million shares in the nine months ended September 30, 2019 was omitted from the calculation of diluted weighted average shares outstanding and diluted loss per share because we were in a loss position in those periods.

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

The filing of the Chapter 11 Cases constituted an event of default under the agreements governing the interest rate swaps, resulting in the acceleration of our outstanding indebtedness thereunder and our derivative financial instruments to no longer be designated as cash flow hedging instruments. Further, on July 2, 2020 and July 7, 2020, these financial instruments were terminated with the counterparties due to the aforementioned event of default on June 29, 2020.  See Note 1 to our condensed consolidated financial statements for further discussion.

The following table summarizes our interest rate swap agreements at December 31, 2019:

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

The following table summarizes the fair values and the respective classification in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019.  The net amount of derivative liabilities can be reconciled to the tabular disclosure of fair value in Note 9:

		Liabilities
		September 30, 2020	December 31, 2019
Interest Rate Swap Agreements	Balance Sheet Classification	(in thousands)
Designated as cash flow hedges	Other non-current liabilities	$-	$(13,420)
Designated as cash flow hedges	Accrued expenses	-	(7,827)
Not designated as cash flow hedges	Liabilities subject to compromise	(35,925)	-
		$(35,925)	$(21,247)

The table below presents the effect of cash flow hedge accounting on accumulated other comprehensive loss for the three and nine months ended September 30, 2020 and 2019:

	Amount of Loss Recognized in Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives in Hedging Relationships	(in thousands)
Designated as Cash Flow Hedges
Interest rate swap agreements	$-	$4,542	$16,285	$22,406

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss
Derivatives in	Location of Loss	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging	Recognized on	2020	2019	2020	2019
Relationships	Derivative	(in thousands)
Designated as Cash Flow Hedges
Interest rate swap agreements	Interest expense, net	$-	$712	$38,785	$1,303

The table below presents the effect of our derivative financial instruments on the Condensed Consolidated Statements of Loss in the three and nine months ended September 30, 2020 and 2019:

	Location of Loss on Derivative
	Interest expense, net
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Total Interest Expense presented in the Statements of Loss in which the effects of cash flow hedges are recorded	$1,714	$26,894	$84,637	$79,896
Effects of cash flow hedging:
Loss on Hedging Relationships
Interest rate swap agreements
Amount of loss reclassified from accumulated other comprehensive loss to earnings	$-	$712	$38,785	$1,303

We reclassified $35.8 million of interest expense from accumulated other comprehensive loss for the nine months ended September 30, 2020 due to the de-designation of our cash flow hedging instruments.

All of our derivative financial instruments were designated as cash flow hedging instruments through June 29, 2020.  All of our derivative financial instruments are designated as cash flow hedging instruments for the three and nine months ended September 30, 2019.

The table below presents the effect of our derivative financial instruments that were not designated as cash flow hedging instruments in the three and nine months ended September 30, 2020 and 2019.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2020	2019	2020	2019
Derivatives Not Designated as ASC 815-20 Cash Flow Hedging Relationships	Location of (Gain) Loss Recognized	(in thousands)
Interest rate swap agreements	Interest expense, net	$1,307	$-	$1,247	$-

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

The carrying value of cash equivalents, accounts receivable and accounts payable are considered to be representative of their fair values because of their short maturities.  The carrying value of our long-term debt (including the current portion thereof) is recognized at amortized cost.  The fair value of the Term Loan differs from amortized cost and is valued at prices obtained from a readily-available source for trading non-public debt, which represents quoted prices for identical or similar assets in markets that are not active, and therefore is considered Level 2.  See Note 5 for further details on our long-term debt.  The following table presents the fair value as of September 30, 2020 and December 31, 2019, respectively, for our long-term debt:

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Long-Term Debt Fair Value Measurements	(in thousands)
September 30, 2020
Term Loan	$-	$1,153,296	$-	$1,153,296
Industrial Revenue Bond	-	10,000	-	10,000
	$-	$1,163,296	$-	$1,163,296

December 31, 2019
Term Loan	$-	$1,210,075	$-	$1,210,075
Industrial Revenue Bond	-	10,000	-	10,000
	$-	$1,220,075	$-	$1,220,075

The following table presents the amounts carried at fair value as of September 30, 2020 and December 31, 2019 for our other financial instruments.

	Quoted Prices	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Recurring Fair Value Measurements	(in thousands)
September 30, 2020
Interest rate swap agreements liability	$-	$35,925	$-	$35,925

December 31, 2019
Interest rate swap agreements liability	$-	$21,247	$-	$21,247

Fair value of interest rate swap agreements is based on the present value of the expected future cash flows, considering the risks involved, and using discount rates appropriate for the maturity date.  These are determined using Level 2 inputs.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.Stock-Based Compensation

Stock-based compensation includes time-based restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”), and nonqualified stock options (“Options” and, together with the RSUs and PSUs, the “Awards”).  These Awards are governed by various plans: the FMSA Holdings Inc. Long Term Incentive Compensation Plan (“2006 Plan”), the FMSA Holdings, Inc. Stock Option Plan (“2010 Plan”), the FMSA Holdings Inc. Amended and Restated 2014 Long Term Incentive Plan (“2014 Plan”), and the Covia Holdings Corporation 2018 Omnibus Incentive Plan (“2018 Plan”).  Options may be exercised, in whole or in part, at any time after becoming exercisable, but not later than the date the Option expires, which is typically ten years from the grant date.  All Options granted under the 2006 Plan and 2010 Plan became fully vested as part of the Merger, and no Options have been granted since the Merger Date.  PSUs granted under the 2014 Plan were converted to RSUs as part of the Merger.  All Awards granted since the Merger Date have been made under the 2018 Plan and have been limited to RSUs and PSUs.

The fair values of the RSUs granted as PSUs under the 2014 Plan and the Options granted under the 2006 Plan and 2010 Plan were estimated at the Merger Date.  The fair value of such RSUs was determined to be the opening share price of Covia’s common stock on the NYSE at the Merger Date.  The fair value of such Options was estimated at the Merger Date using the Black Scholes-Merton option pricing model.

All Awards activity during the nine months ended September 30, 2020 was as follows:

	Options	Weighted Average Exercise Price, Options	RSUs	Weighted Average Price at RSU Issue Date	PSUs	Weighted Average Price at PSU Issue Date
	(in thousands, except per share data)
Outstanding at December 31, 2019	1,704	36.01	2,069	6.10	1,051	4.74
Exercised or distributed	-	-	(491)	8.11	-	-
Forfeited	(3)	44.36	(201)	9.27	(171)	4.74
Expired	(606)	38.57	-	-	-	-
Outstanding at September 30, 2020	1,095	34.57	1,377	4.92	880	4.74

We recorded stock compensation expense of $0.1 million and $2.3 million in the three months ended September 30, 2020 and 2019, respectively, and $2.0 million and $8.4 million in the nine months ended September 30, 2020 and 2019, respectively.  Stock compensation expense is included in Selling, general, and administrative expenses on the Condensed Consolidated Statements of Loss and in Additional paid-in capital on the Condensed Consolidated Balance Sheets.

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

For the three months ended September 30, 2020, we recorded a tax benefit of $3.3 million on a loss before income taxes of $209.2 million resulting in an effective tax rate of 1.6%, compared to tax expense of $22.5 million on income before income taxes of $76.4 million resulting in an effective tax rate of 29.4% for the same period of 2019.  The decrease in the effective tax rate is primarily attributable to a valuation allowance recorded against deferred taxes. The effective tax rate differs from the U.S. federal statutory rate primarily due to depletion, the impact of foreign taxes, tax provisions requiring U.S. income inclusion of foreign income, and changes to a valuation allowance recorded against deferred taxes.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the nine months ended September 30, 2020, we recorded a tax benefit of $32.9 million on a loss before income taxes of $675.4 million resulting in an effective tax rate of 4.9%, compared to a tax expense of $13.3 million on a loss before income taxes of $19.4 million resulting in an effective tax rate of negative 68.4% for the same period of 2019.  The increase in tax benefit is primarily attributable to a discrete benefit resulting from provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allowing for increased carryback and utilization of net operating losses.  The decrease in the effective tax rate is primarily attributable to a valuation allowance recorded against deferred taxes offset by a discrete benefit resulting from provisions of the CARES Act allowing for increased carryback and utilization of net operating losses (see additional explanation below).  The effective tax rate differs from the U.S. federal statutory rate primarily due to depletion, the impact of foreign taxes, tax provisions requiring U.S. income inclusion of foreign income, and changes to a valuation allowance recorded against deferred taxes.

In response to the economic impact of the coronavirus (COVID-19) pandemic, on March 27, 2020, President Trump signed into law the CARES Act. The CARES Act enacts a number of economic relief measures, including the infusion of various tax cash benefits into negatively affected companies to ease the impact of the pandemic. The CARES Act specifically includes provisions allowing net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 to be carried back to each of the five tax years preceding the tax year of such loss. In addition, the CARES Act removed the limitation that net operating losses generated after 2017 could only offset 80% of taxable income. For the nine months ended September 30, 2020, we recorded discrete benefits of $29.7 million resulting from this change as losses now eligible for utilization were estimated as not realizable prior to the CARES Act.
12.	Pension and Other Post-Employment Benefits

We maintain retirement, post-retirement medical and long-term benefit plans in several countries.

In the U.S., we sponsor the Covia Holdings Corporation Pension Plan, formerly known as the Unimin Corporation Pension Plan (the “Pension Plan”), a defined benefit plan for hourly and salaried employees, and the Covia Holdings Corporation Restoration Plan, formerly known as the Unimin Corporation Pension Restoration Plan (the “Restoration Plan”), a non-qualified supplemental benefit plan.  The Pension Plan is a funded plan. Minimum funding and maximum tax-deductible contribution limits for the Pension Plan are defined by the Internal Revenue Service.  The Restoration Plan is unfunded.  Under the Restoration Plan, salaried participants accrue benefits based on service and final average pay.  The benefits of hourly participants are based on service and a benefit formula.  The Pension Plan was closed to new entrants effective January 1, 2008, and union employee participation in the Pension Plan at the last three unionized locations participating in the Pension Plan was closed to new entrants effective November 1, 2017.  Until the Restoration Plan was amended to exclude new entrants on August 15, 2017, all salaried participants eligible for the Pension Plan were also eligible for the Restoration Plan.  The Pension Plan was frozen as of December 31, 2018 for all non-union employees, and the Restoration Plan was frozen for all participants as of December 31, 2018.

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

We have applied settlement accounting in the nine months ended September 30, 2020 and 2019 due to distributions exceeding the current period service and interest costs.  These amounts are included in other non-operating expense, net on the Condensed Consolidated Statements of Income (Loss).  As a result of the distributions, we re-measured our obligations under the Covia Pension Plan and the discount rate was increased from 3.15% at January 1, 2020 to 3.35% at March 31, 2020 and decreased to 2.55% at June 30, 2020.  There were no other changes to the assumptions used to calculate the obligation at September 30, 2020.

The following tables summarize the components of net periodic benefit costs.  Service costs incurred for plant personnel are included in cost of goods sold.  Service costs incurred for corporate personnel and retirees are included in selling, general, and administrative expenses.  All other components of net period benefit cost are included in other non-operating expense, net on the Condensed Consolidated Statements of Loss, for the three and nine months ended September 30, 2020 and 2019 as follows:

	Covia Pension Plan
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Components of net periodic benefit cost
Service cost	$135	$551	$387	$1,653
Interest cost	798	2,084	2,747	6,252
Expected return on plan assets	(1,233)	(2,308)	(3,629)	(6,924)
Amortization of prior service cost	28	82	82	246
Amortization of net actuarial loss	497	522	1,509	1,566
Settlement loss	-	1,417	3,460	4,161
Net periodic benefit cost	$225	$2,348	$4,556	$6,954

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Postretirement Medical Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Components of net periodic benefit cost
Service cost	$80	$73	$237	$219
Interest cost	34	120	105	360
Amortization of net actuarial loss	16	40	45	120
Net periodic benefit cost	$130	$233	$387	$699

We contributed $3.1 million and $1.0 million to the Covia Pension Plan for the nine months ended September 30, 2020 and 2019, respectively.  Contributions into the Covia Pension Plans for the year ended December 31, 2020 are expected to be $3.5 million.

We have received authorization from the Bankruptcy Court to continue making our contributions to plans for employees located in the United States in the ordinary course during our Chapter 11 Cases. The Company will continue making contributions to plans for employees located outside of the United States in the ordinary course of business.

13.Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is a separate line within the Condensed Consolidated Statements of Equity that reports our cumulative loss that has not been reported as part of net loss.  The components of accumulated other comprehensive loss attributable to Covia at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Gross	Tax Effect	Net Amount
	(in thousands)
Foreign currency translation adjustments	$(67,459)	$-	$(67,459)
Amounts related to employee benefit obligations	(50,738)	14,748	(35,990)
	$(118,197)	$14,748	$(103,449)

	December 31, 2019
	Gross	Tax Effect	Net Amount
	(in thousands)
Foreign currency translation adjustments	$(47,584)	$-	$(47,584)
Amounts related to employee benefit obligations	(54,650)	14,882	(39,768)
Unrealized gain (loss) on interest rate hedges	(22,500)	4,766	(17,734)
	$(124,734)	$19,648	$(105,086)

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the changes in accumulated other comprehensive loss, net of taxes, by component for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
	Foreign currency translation adjustments	Amounts related to employee benefit obligations	Unrealized gain (loss) on interest rate hedges	Total
	(in thousands)
Beginning balance	$(47,584)	$(39,768)	$(17,734)	$(105,086)
Other comprehensive loss before reclassifications	(19,875)	(1,325)	(16,285)	(37,485)
Amounts reclassified from accumulated other comprehensive loss	-	5,103	34,019	39,122
Ending balance	$(67,459)	$(35,990)	$-	$(103,449)

14.Leases

Operating leases and finance leases are included in the Condensed Consolidated Balance Sheets as follows:

	Classification	September 30, 2020	December 31, 2019
		(in thousands)
Lease assets
Operating right-of-use assets, net	Assets	$68,699	$158,489
Finance right-of-use assets, net	Property, plant, and equipment, net	4,336	11,083
Total lease assets		$73,035	$169,572
Lease liabilities
Operating lease liabilities, current	Current liabilities	$3,493	$63,773
Operating lease liabilities, non-current	Liabilities	15,098	272,378
Finance lease liabilities, current	Current portion of long-term debt	544	3,496
Finance lease liabilities, non-current	Long-term debt	864	3,379
Total lease liabilities		$19,999	$343,026

See Note 22 for operating lease liabilities and finance lease liabilities that were reclassified to Liabilities subject to compromise in the Consolidated Balance Sheets at September 30, 2020.

Operating lease costs are recorded on a straight-line basis over the lease term.  The change in operating lease costs for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019 is due to the impairment on operating right-of-use assets recognized during the three months ended December 31, 2019. For operating leases that have been impaired, the lease liability continues to amortize using the same effective interest method as before the impairment charge and the operating right-of-use asset is amortized on a straight-line basis. Finance lease costs include amortization of the right-of-use assets and interest on lease liabilities. The components of lease costs, which were included in loss from operations in our Condensed Consolidated Statements of Loss, were as follows:

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating leases
Operating lease costs	$7,523	$25,482	$28,876	$78,441
Variable lease costs	187	195	482	1,001
Short-term lease costs	2,449	4,891	9,249	14,096
Total operating lease costs	$10,159	$30,568	$38,607	$93,538
Financing leases
Amortization of right-of-use asset	$387	$666	$1,390	$1,929
Interest on finance lease liabilities	84	90	214	200
Total finance lease costs	$471	$756	$1,604	$2,129

Additional information related to leases is presented as follows:

	September 30, 2020	September 30, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$28,321	$74,160
Financing cash flows used for finance leases	3,155	3,471
Total cash paid	$31,476	$77,631

15.Asset Retirement Obligations

Asset retirement obligations are recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets.  Changes in the asset retirement obligations during the nine months ended September 30, 2020 and 2019 were as follows:

	September 30, 2020	September 30, 2019
	(in thousands)
Beginning balance	$46,510	$31,199
Accretion	1,670	1,160
Additions and revisions of prior estimates	6,514	(222)
Ending balance	$54,694	$32,137

Asset retirement obligations increased from September 30, 2019 to September 30, 2020 primarily due to shortened mines lives and renewed estimates recorded in the fourth quarter of 2019 and through the nine months ended September 30, 2020.

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

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of September 30, 2020, there were 38 active silica-related products liability lawsuits pending in which we are a defendant.  Although the outcomes of these lawsuits cannot be predicted with certainty, we do not believe that these matters are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

On March 18, 2019, in connection with a non-public SEC investigation, we received a subpoena seeking information relating to certain value-added proppants used in the Energy segment.  Since the issuance of that subpoena, the SEC has requested additional information and subpoenaed certain former employees to testify regarding certain value-added proppants marketed and sold by Fairmount Santrol prior to the Merger.  On July 7, 2020, we received a written Wells Notice from the SEC staff indicating the staff’s preliminary determination to recommend to the SEC that it file an action against the Company relating to the subject of this investigation.  A Wells Notice is neither a formal charge of wrongdoing nor a finding that the Company violated any law.  Rather, the Wells Notice provides the Company an opportunity to respond to issues raised by the SEC staff and offer its perspective prior to any SEC decision.  The Company made a submission to the SEC staff setting forth why no action should be commenced against it and is continuing to cooperate with the SEC’s investigation and discuss with the SEC staff a potential resolution to the matter, which would be subject to the approval of the Commission and Bankruptcy Court.

On June 29, 2020, the Company Parties filed voluntary petitions for relief under Chapter 11 in Bankruptcy Court. As a result of such bankruptcy filings, substantially all legal proceedings pending against the Company Parties have been stayed.

Royalties

We have entered into numerous mineral rights agreements, in which payments under the agreements are expensed as incurred.  Certain agreements require annual or quarterly payments based upon annual tons mined or the average selling price of tons sold.  Total royalty expense associated with these agreements was $1.3 million and $2.9 million for the three months ended September 30, 2020 and 2019, respectively, and $4.8 million and $8.5 million for the nine months ended September 30, 2020 and 2019, respectively.

17.	Transactions with Related Parties

We sell minerals to SCR-Sibelco NV, the owner of approximately 65% of the outstanding shares of Covia’s common stock (“Sibelco”), and certain of its subsidiaries (together with Sibelco, collectively, “related parties”).  Sales to related parties amounted to $1.1 million and $1.9 million in the three months ended September 30, 2020 and 2019, respectively, and $5.7 million and $6.4 million in the nine months ended September 30, 2020 and 2019, respectively.  At September 30, 2020 and December 31, 2019, we had accounts receivable from related parties of $1.4 million and $1.8 million, respectively.  These amounts are included in Accounts receivable, net in the accompanying Condensed Consolidated Balance Sheets.

We purchase minerals from certain related parties.  Purchases from related parties amounted to $3.4 million and $0.6 million in the three months ended September 30, 2020 and 2019, respectively, and $10.3 million and $2.6 million in the nine months ended September 30, 2020 and 2019, respectively.  At September 30, 2020 and December 31, 2019, we had accounts payable to related parties of $1.1 million and $0.9 million, respectively.  These amounts are included in Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets.

On June 1, 2018, we entered into an agreement with Sibelco whereby Sibelco provides sales and marketing support for certain products supporting the performance coatings and polymer solutions markets in North America and Mexico, for which we pay a 5% commission of revenue, and in the rest of the world, for which we pay a 10% commission of revenue.  Sibelco also assists with sales and marketing efforts for certain products in the ceramics and sanitary ware industries outside of North America and Mexico for which we pay a 5% commission of revenue.  In addition, we provide sales and marketing support to Sibelco for certain products used in ceramics in North America and Mexico for which we earn a 10% commission of revenue.  We recorded net commission expense of $1.0 million and $1.1 million in the three months ended September 30, 2020 and 2019, respectively, and $2.4 million and $3.2 million in the nine months ended September 30, 2020 and 2019, respectively.  These amounts are recorded in Selling, general and administrative expenses on the Condensed Consolidated Statements of Income (Loss).

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

18.Revenues

Revenues are primarily derived from contracts with customers with terms typically ranging from one to eight years in length and are measured by the amount of consideration we expect to receive in exchange for transferring our products.  Revenues are recognized as each performance obligation within the contract is satisfied; this occurs with the transfer of control of our product in accordance with delivery methods as defined in the underlying contract.  Performance obligations do not extend beyond one year.  Transfer of control to customers generally occurs when products leave our facilities or at another predetermined control transfer point.  We account for shipping and handling activities that occur after control of the related good transfers as a cost of fulfillment instead of a separate performance obligation.

We disaggregate revenues by major source consistent with our segment reporting.  See Note 19 for further disaggregation of revenue.

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

We enter into certain supply agreements with customers that include provisions requiring payment at the inception of the supply agreement.  Deferred revenue is recorded when payment is received in advance of the performance obligation.  Changes in deferred revenue were as follows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Beginning balance	$13,194	$10,826
Deferral of revenue	21,000	23,370
Recognition of unearned revenue	(20,668)	(15,370)
Ending balance	$13,526	$18,826

At September 30, 2020 and December 31, 2019, respectively, deferred revenue balances of $9.1 million and $7.8 million were recorded in Current liabilities.  At September 30, 2020 and December 31, 2019, respectively, deferred revenue balances of $4.4 million and $5.4 million were recorded in Other non-current liabilities.

At September 30, 2020 and December 31, 2019, respectively, we did not have any customers whose accounts receivable balance exceeded 10% of total accounts receivable.

In the nine months ended September 30, 2020, no customers exceeded 10% of revenues. In the nine months ended September 30, 2019, one customer accounted for 10% of revenues.  This customer is part of our Energy segment.

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

Segment information for the nine months ended September 30, 2019 presented in the table below has been revised accordingly to reflect the new measure of profit and loss.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)
Revenues
Energy	$56,315	$223,318	$277,300	$710,940
Industrial	173,045	185,639	494,253	571,199
Total revenues	229,360	408,957	771,553	1,282,139

Segment contribution margin
Energy	14,211	24,576	39,105	87,507
Industrial	65,532	59,061	168,310	175,792
Total segment contribution margin	79,743	83,637	207,415	263,299

Operating costs of idled facilities and excess railcar capacity	16,218	6,914	36,805	20,923
Selling, general, and administrative	28,093	35,628	91,284	116,232
Depreciation, depletion, and amortization	27,730	51,920	93,769	169,219
Asset impairments	-	7,761	298,299	7,761
Restructuring and other charges	1,086	3,378	35,999	14,915
Loss (gain) on sale of subsidiaries	(67)	(127,195)	897	(127,195)
Other operating expense (income), net	(883)	18	(3,786)	(4,704)
Income (loss) from operations	7,566	105,213	(345,852)	66,148
Interest expense, net (contractual interest for the three months ended September 30, 2020, $32,144)	1,714	26,894	84,637	79,896
Reorganization items, net	214,340	-	238,656	-
Other non-operating expense, net	670	1,924	6,265	5,682
Loss before provision (benefit) from income taxes	$(209,158)	$76,395	$(675,410)	$(19,430)

Asset information, including capital expenditures and depreciation, depletion, and amortization, by segment is not included in reports used by management in its monitoring of performance and, therefore, is not reported by segment.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

20.Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations.  Goodwill was $119.8 million at both September 30, 2020 and December 31, 2019, and is entirely attributable to the Industrial segment.  We evaluate goodwill at the reporting unit level on an annual basis on October 31 and also on an interim basis when indicators of impairment exist.  There were no events or changes in circumstances that would more likely than not result in an impairment in the carrying value of goodwill at September 30, 2020.

Changes in the carrying amount of intangible assets are as follows:

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Amortization	Intangible Assets, net	Weighted Average Amortization Period
	(in thousands)
Stream mitigation rights	$2,328	$(971)	$(45)	$1,312	16 years
Customer relationships	51,537	(19,264)	(5,201)	27,072	4 years
Intangible assets, net	$53,865	$(20,235)	$(5,246)	$28,384	4 years

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Impairment	Intangible Assets, net	Weighted Average Amortization Period
	(in thousands)
Stream mitigation rights	$4,170	$(971)	$(1,842)	$1,357	17 years
Customer relationships	73,000	(19,264)	(21,463)	32,273	4 years
Intangible assets, net	$77,170	$(20,235)	$(23,305)	$33,630	5 years

Amortization expense is recognized in depreciation, depletion and amortization expense in the Condensed Consolidated Statements of Loss.  Amortization expense was $1.9 million and $3.3 million for the three months ended September 30, 2020 and 2019, respectively, and $5.2 million and $18.3 million for the nine months ended September 30, 2020 and 2019, respectively.

The estimated amortization expense related to intangible assets for the five succeeding years is as follows:

Amortization
(in thousands)
2020	$1,900
2021	7,594
2022	7,594
2023	7,594
2024	3,189
Thereafter	513
Total	$28,384

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

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents a summary of our Merger-related restructuring and other charges for the nine months ended September 30, 2020 and 2019:

	Merger-related	Idled facilities	Total
	(in thousands)
Nine Months Ended September 30, 2020
Severance and relocation costs	$-	$11,184	$11,184
Contract termination costs	1,086	-	1,086
Total restructuring charges	$1,086	$11,184	$12,270

Nine Months Ended September 30, 2019
Severance and relocation costs	$1,921	$2,434	$4,355
Contract termination costs	-	1,293	1,293
Total restructuring charges	$1,921	$3,727	$5,648

The following table presents our Merger-related restructuring reserve activity during the nine months ended September 30, 2020 and 2019:

	Merger-related	Idled facilities	Total
	(in thousands)
Accrued restructuring charges
Balances at December 31, 2019	$7,735	$477	$8,212
Charges	1,086	11,184	12,270
Cash payments	(7,146)	(10,480)	(17,626)
Balances at September 30, 2020	$1,675	$1,181	$2,856

Balances at December 31, 2018	$15,578	$3,974	$19,552
Charges	1,921	3,727	5,648
Cash payments	(10,884)	(4,677)	(15,561)
Balances at September 30, 2019	$6,615	$3,024	$9,639

The Merger-related restructuring reserve is included in accrued expenses on the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019.

The Merger-related restructuring and other charges on the Condensed Consolidated Statements of Income (Loss) for the nine months ended September 30, 2020 includes charges related to bankruptcy filing including advisory fees incurred prior to the petition date, consulting and strategic costs of $23.7 million. For the nine months ended September 30, 2019, other charges related to executive severance and benefits of $5.5 million and consulting and strategic costs of $3.8 million are recorded in Restructuring and other charges on the Condensed Consolidated Statements of Income (Loss).  These other charges were recorded in Accrued expenses on the Condensed Consolidated Balance Sheets but not included in the above tables.

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

Liabilities subject to compromise at September 30, 2020 consisted of the following:

September 30, 2020
(in thousands)
Current liabilities
Current portion of long-term debt	$1,570,054
Operating lease liabilities, current	14,065
Accounts payable	41,630
Accrued expenses	68,021
Rejected lease claims	334,157
Total current liabilities	2,027,927

Long-term debt	1,499
Operating lease liabilities, non-current	72,852
Other non-current liabilities	2,518
Total liabilities subject to compromise	$2,104,796

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

23.Reorganization Items, Net

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the Condensed Consolidated Statements of Income (Loss).  For the nine months ended September 30, 2020, $24.3 million of deferred long-term debt fees on debt subject to compromise were written off and included in Reorganization items, net.  For both the three and nine months ended September 30, 2020, $15.3 million of professional fees incurred direct and incremental to the Chapter 11 Cases, $197.0 million net expense of termination and modification of lease agreements, $3.2 million expense of asset abandonments and $1.1 million gain of settlements on liabilities subject to compromise for amounts less than previously estimated are included in Reorganization items, net.

24.Condensed Combined Debtor-In-Possession Financial Information

The financial statements below represent the condensed combined financial statements of the Company Parties. Effective September 30, 2020, the results of the Company’s non-filing entities, which are comprised primarily of the Company's international entities, are not included in the Debtor’s Balance Sheet or in the Debtor’s Statements of Loss.

Intercompany transactions among the Company Parties have been eliminated in the financial statements contained herein. Intercompany transactions among the Company Parties and the non-filing entities have not been eliminated in the Debtor’s Balance Sheet.

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Debtors’ Statements of Loss

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
	(in thousands)
Revenues	$168,270	$611,407
Cost of goods sold (excluding depreciation, depletion, and amortization shown separately)	132,650	517,645

Operating expenses
Selling, general and administrative expenses	25,070	81,964
Depreciation, depletion and amortization expense	24,452	83,232
Asset impairments	-	297,358
Restructuring and other charges	1,086	35,999
Loss (gain) on sale of subsidiaries	(67)	897
Other operating income, net	(5,796)	(21,561)
Loss from operations	(9,125)	(384,127)

Interest expense, net	1,454	85,549
Reorganization items, net	214,340	238,656
Other non-operating expense, net	451	5,764
Loss before benefit for income taxes	(225,370)	(714,096)

Benefit for income taxes	(6,932)	(41,202)
Net loss	$(218,438)	$(672,894)

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Debtors’ Balance Sheet

September 30, 2020
(in thousands)
Current assets
Cash and cash equivalents	$207,456
Restricted cash	39,604
Accounts receivable, net of allowance for doubtful accounts of $4,278	91,011
Intercompany receivable	93,640
Inventories, net	84,160
Prepaid expenses and other current assets	70,823
Total current assets	586,694

Property, plant and equipment, net	863,136
Operating right-of-use assets, net	66,735
Goodwill	62,763
Intangibles, net	28,384
Investments	386,660
Other non-current assets	22,547
Total assets	$2,016,919

Current liabilities
Operating lease liabilities, current	$2,258
Accounts payable	23,748
Intercompany payable	137,457
Accrued expenses	57,523
Deferred revenue	9,148
Total current liabilities	230,134

Operating lease liabilities, non-current	11,669
Employee benefit obligations	36,264
Deferred tax liabilities, net	1,118
Other non-current liabilities	52,906
Liabilities subject to compromise	2,104,796
Total liabilities	2,436,887
Total equity	(419,968)
Total liabilities and equity	$2,016,919

Covia Holdings Corporation and Subsidiaries

(Debtor-in-Possession)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Debtors’ Statement of Cash Flows

Nine Months Ended
September 30, 2020
(in thousands)
Net loss attributable to Covia Holdings Corporation	$(672,894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	83,232
Amortization of deferred financing costs	2,483
Asset impairments	297,358
Loss on disposal of fixed assets	(2,323)
Deferred income tax benefit	(2,014)
Stock compensation expense	1,978
Non-cash loss on derivatives	35,820
Non-cash reorganization items, net	224,466
Other, net	(32,601)
Change in operating assets and liabilities:
Accounts receivable	35,800
Inventories	10,650
Prepaid expenses and other assets	(41,969)
Accounts payable	40,850
Accrued expenses	(9,289)
Net cash used in operating activities	(28,453)

Cash flows from investing activities
Capital expenditures	(8,911)
Capitalized interest	(280)
Proceeds from sale of fixed assets	4,815
Net cash used in investing activities	(4,376)

Cash flows from financing activities
Payments on Term Loan	(7,931)
Payments on other long-term debt	(66)
Payments on finance lease liabilities	(2,142)
Tax payments for withholdings on share-based awards exercised or distributed	(187)
Net cash used in financing activities	(10,326)

Decrease in cash, cash equivalents and restricted cash	(43,155)

Cash, cash equivalents and restricted cash
Beginning of period	290,215
End of period	$247,060

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

Forward-looking statements are based upon a number of assumptions and factors concerning future conditions that may ultimately prove to be inaccurate and could cause actual results to differ materially from those in the forward-looking statements.  Forward-looking statements, whether made herein, disclosed previously or in our other releases, reports or filings made with the Securities and Exchange Commission (the “SEC”), are subject to risks and uncertainties and they are not guarantees of future performance.  Actual results may differ materially from those discussed in forward-looking statements, thus negatively affecting our business, financial condition, results of operations or liquidity.

Many of the risks and uncertainties that we face are currently influenced by, and will continue to be influenced by, factors related to the Chapter 11 Cases (as defined herein), including:

•

our ability to obtain confirmation the proposed Joint Chapter 11 Plan of Reorganization of Covia Holdings Corporation and its Debtor Affiliates (the “Plan”) and successfully consummate the Company Parties’ anticipated restructuring (the “restructuring”), including by satisfying the conditions and milestones in the Restructuring Support Agreement (as defined herein);

•

our ability to improve our liquidity and long-term capital structure and to address our debt service obligations through the restructuring and the potential adverse effects of the Chapter 11 Cases on our liquidity and results of operation;

•	our ability to obtain timely approval by the Bankruptcy Court (as defined herein) with respect to the motions filed in the Chapter 11 Cases;
•

objections to the Company’s recapitalization process or other pleadings filed that could protract the Chapter 11 Cases and third-party motions which may interfere with Company's ability to consummate the restructuring as contemplated by the Restructuring Support Agreement or an alternative restructuring;

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

Additional important assumptions, risks, uncertainties and other factors concerning future conditions that could cause actual results and financial condition to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report and in our Annual Report on Form 10-K, as filed with the SEC on March 16, 2020 (the “Form 10-K”), and may be discussed from time to time in our other filings with the SEC, including Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  All written and oral forward-looking statements attributable to us, or to persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements as well as other cautionary statements that are made from time to time in our other SEC filings and public communications.  You should evaluate all forward-looking statements made in this Report in the context of these risks and uncertainties.

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

Current Bankruptcy Proceedings

On June 29, 2020, Covia Holdings Corporation and certain of the Company’s direct and indirect U.S. subsidiaries (collectively, the “Company Parties”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the Southern District of Texas, Houston Division (the “Bankruptcy Court”).

The Chapter 11 Cases are being jointly administered under the caption In re Covia Holdings Corporation, et al.

For more information regarding the impact of the Chapter 11 Cases, see Voluntary Reorganization under Chapter 11 and Liquidity After Filing the Chapter 11 Cases in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our condensed consolidated financial statements.

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

Recent Trends and Outlook

Voluntary Reorganization under Chapter 11

On June 29, 2020 (“Petition Date”), the Company Parties commenced voluntary cases under Chapter 11 of the Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. Primary factors causing us to file for Chapter 11 protection included unsustainable long-term debt obligations and significant excess operating costs, driven by the economic slowdown caused by COVID-19.

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

The Company expects to continue working on a business plan of reorganization and engage with certain of the Company’s creditors under its Credit and Guaranty Agreement, dated as of June 1, 2018 (as amended or otherwise modified from time to time, the “Term Loan Agreement”) and the Bankruptcy Court in order to confirm a Chapter 11 plan of reorganization, as applicable. The Company Parties have received initial approval from the Bankruptcy Court to maintain ordinary course operations and uphold their respective commitments to their stakeholders, including employees, customers, and vendors, during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The commencement of the Chapter 11 Cases constituted an event of default under, and resulted in the acceleration of, substantially all of the Company Parties’ debt obligations. While the Chapter 11 Cases are pending, the Company Parties do not anticipate making interest payments due under their respective debt obligations, except for the Company’s letter of credit facility, which the Company entered into after the commencement of the Chapter 11 Cases.

In connection with the Chapter 11 Cases, the Company Parties entered into a Restructuring Support Agreement with certain creditors (the “Consenting Stakeholders”), which contemplated agreed-upon terms for a prearranged plan of reorganization. On July 7, 2020, the Consenting Stakeholders and the Company Parties entered into an Amended and Restated Restructuring Support Agreement (the “Restructuring Support Agreement”) to (a) revise the defined term “Required Consenting Stakeholders” to mean those Consenting Stakeholders holding 60.01% instead of 50.01% of the aggregate outstanding principal amount of the term loans under the Term Loan Agreement that are held by the Consenting Stakeholders and (b) provide that the Bankruptcy Court must enter, instead of enforce, an order setting the general claims bar date in the Chapter 11 Cases within 60 days of the Petition Date.

Under the Restructuring Support Agreement, the Consenting Stakeholders agreed, subject to certain terms and conditions, to support a financial restructuring of the existing debt of, existing equity interests in, and certain other obligations of the Company Parties, pursuant to a prearranged plan of reorganization as filed with the Bankruptcy Court.  The Restructuring Support Agreement may be terminated by one or more of the Consenting Stakeholders or the Company. Under the Bankruptcy Code, a majority in number and two-thirds in amount of each impaired class of claims must approve the Plan. The Restructuring Support Agreement requires the Consenting Stakeholders to vote in favor of and support the Plan, and the Consenting Stakeholders represent the requisite number of votes for the Term Loan’s class of creditors entitled to vote on the Plan. The Bankruptcy Court may refuse to confirm the Plan.

On September 25, 2020, the Company Parties filed a proposed Joint Chapter 11 Plan of Reorganization of Covia Holdings Corporation and Its Debtor Affiliates (the “Plan”) and a related Disclosure Statement (the “Disclosure Statement”) describing, among other things, the Plan; the Company Parties’ anticipated financial restructuring; the events leading to the Chapter 11 Cases; certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the Plan from certain of the Company Parties’ creditors; projected recoveries with respect to claims against and equity interests in the Company Parties under the Plan; and certain other aspects of the anticipated financial restructuring.

For more information regarding the impact of the Chapter 11 Cases, see Liquidity After Filing the Chapter 11 Cases and Note 1 to our condensed consolidated financial statements.

COVID-19 Pandemic

The COVID-19 pandemic and related economic impacts have created significant volatility and uncertainty in our business. Oil prices declined sharply in 2020 due to lower demand which significantly reduced well completion activity in North America and the corresponding demand for proppants.  Despite efforts to reduce the supply of oil from the Organization of Petroleum Exporting Countries and other oil producing nations (“OPEC+”), excess oil inventory remains and has resulted in a severe downturn in completion activity that is expected to persist for the foreseeable future.

The COVID-19 pandemic has also caused, and is likely to continue to cause, economic, market and other disruptions throughout North America, which has affected our Industrial segment throughout the first nine months of 2020.  In particular, we experienced declines in volumes in the second quarter of 2020 from customers who either experienced reduced end market demand or were temporarily idled due to quarantine mandates.  These reduced volumes occurred across most of our end markets within our Industrial segment.  It remains unclear how long the effects of the COVID-19 pandemic will negatively impact longer-term demand for our products.

Certain areas of our business began to stabilize in June 2020 and continued to stabilize throughout the third quarter, particularly in our Industrial end market businesses; however, we expect a significant impact to revenue and profitability in 2020 across both segments compared to 2019.  In response to these market conditions, the Company has taken several steps to further reduce active capacity and lower operational and overhead costs throughout the Company.  These actions include the idling of our Kermit, Seiling and Utica facilities, de-rating productive capacity at several plants, and reducing headcount across the Company while tightly controlling discretionary spending across the Company.

The full extent to which our business is affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, including the duration and magnitude of the pandemic, shifting customer trends, additional actions by businesses and governments in response to the pandemic, the speed and effectiveness of responses to combat the virus, and the effects of low oil prices on the global economy generally. Further, as a result of the COVID-19 pandemic, we may be subject to higher costs including, but not limited to, work stoppages, production curtailments or need for redundant staff due to quarantine.  These effects could have a significant adverse effect on the markets in which we conduct our business and the demand for our products and services.

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

Proppant supply grew throughout 2018 and in early 2019, driven primarily by significant growth in the supply of new local plants in the Permian, Eagle Ford, and Mid-Con basins.  Most local plants were developed to supply local basins in which they are located and lack the logistical infrastructure to economically ship product to other basins. We commissioned local facilities in Crane, Texas and Kermit, Texas in the Permian basin in the third quarter of 2018, each with three million tons of annual production capacity, and a local facility in Seiling, Oklahoma in the Mid-Con basin in the fourth quarter of 2018 with two million tons of annual production capacity.  During the second quarter of 2020, due to the continued reduction in demand in the Permian Basin, the Company reduced the production capacity of its Crane facility and idled its Kermit facility.

The total amount of local sand supply brought to market has significantly exceeded market demand and has resulted in lower volumes and prices for Covia.  In response to these dynamics, Covia has taken significant steps to match its productive capacity to market demand through the idling of more than 30 million tons of capacity over the last two years, including operations at mines in Utica, Illinois; Kermit, Texas; Kasota, Minnesota; Shakopee, Minnesota; Brewer, Missouri; Voca, Texas; Maiden Rock, Wisconsin; and Wexford, Michigan and at our resin coating facilities in Cutler, Missouri; Guion, Arkansas; and Roff, Oklahoma.  Additionally, we reduced production capacity and total production at certain of our Northern White sand plants.  This has allowed us to lower fixed plant costs and consolidate volumes into lower cost operations.  In addition, the Company recorded a $1.4 billion impairment to its Northern White and Seiling asset groups at the end of 2019.  The reduced capacity of the Kermit, Texas and Crane, Texas facilities has resulted in an impairment charge recognized in the nine months ended September 30, 2020 of approximately $288.2 million.

Following the onset of the COVID-19 pandemic, oil prices declined into negative levels, resulting in a dramatic decline in completions activity which severely impacted our sales volumes of frac sand.  The low price of oil is expected to depress demand for our products for the foreseeable future.

Industrial End Market Trends

Our Industrial segment’s products are sold to customers in the glass, construction, ceramics, metals, foundry, coatings, polymers, sports and recreation, filtration and various other industries.  The sales in our Industrial segment have historically correlated strongly with overall economic activity levels as reflected in the gross domestic product, unemployment levels, vehicle production and growth in the housing market.  In the first quarter of 2020, overall sales within our Industrial segment remained solid with certain sectors (including containerized glass and coatings and polymers) providing above-average growth due to consumer, regulatory and/or manufacturing trends.  Beginning in the second quarter of 2020, with the onset of the COVID-19 pandemic, demand for many of our Industrial products began to decline compared to the second quarter of 2019 due to lower demand for end market applications and disruptions to our customers’ production facilities.  Over the long term, we expect our Industrial segment to align with rates similar to U.S. gross domestic product (“GDP”) growth.

Key Metrics Used to Evaluate Our Business

Our management uses a variety of financial and operational metrics to analyze the performance of our Energy and Industrial segments.  We determine our reportable segments based on the primary industries we serve, our management structure and the financial information reviewed by our chief operating decision maker in deciding how to allocate resources and assess performance.  We evaluate the performance of our segments based on their volumes sold, average selling price, and segment contribution margin and associated per ton metrics.  We evaluate the performance of our business based on company-wide operating cash flows, earnings before interest, taxes, depreciation and amortization (“EBITDA”), costs incurred that are considered non-operating, and Adjusted EBITDA.  Segment contribution margin, EBITDA, and Adjusted EBITDA are defined in the Non-GAAP Financial Measures section below.  We view these metrics as important factors in evaluating profitability and review these measurements frequently to analyze trends and make decisions, and believe these metrics provide beneficial information for investors for similar reasons.

Segment Gross Profit

Segment gross profit is defined as segment revenue less segment cost of sales, excluding depreciation, depletion and amortization expenses, selling, general, and administrative costs, and corporate costs.

Non-GAAP Financial Measures

Segment contribution margin, EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures used by management and certain external users of our financial statements in evaluating our operating performance.

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

We believe EBITDA and Adjusted EBITDA are useful because they allow management to more effectively evaluate our normalized operations from period to period as well as provide an indication of cash flow generation from operations before investing or financing activities.  Accordingly, EBITDA and Adjusted EBITDA do not take into consideration our financing methods, capital structure or capital expenditure needs.  Further, we expect that significant impacts will result from the reorganization under the Chapter 11 Cases, including the settlement of prepetition liabilities for amounts less than the carrying amounts at September 30, 2020, as well as professional fees including advisory and legal fees as we complete our reorganization process.  As previously noted, Adjusted EBITDA excludes certain non-operational income and/or costs, the removal of which improves comparability of operating results across reporting periods.  However, EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered as alternatives to, or more meaningful than, net income as determined in accordance with GAAP as indicators of our operating performance.  Certain items excluded from EBITDA and Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of EBITDA or Adjusted EBITDA.

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

The following table sets forth a reconciliation of net income, the most directly comparable GAAP financial measure, to EBITDA and Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Reconciliation of EBITDA and Adjusted EBITDA

Net income (loss) from continuing operations attributable to Covia	$(205,846)	$53,772	$(642,409)	$(32,867)
Interest expense, net	1,714	26,894	84,637	79,896
Benefit from income taxes	(3,278)	22,471	(32,937)	13,281
Depreciation, depletion, and amortization expense	27,730	51,920	93,769	169,219
EBITDA	(179,680)	155,057	(496,940)	229,529

Non-cash stock compensation expense[1]	148	2,296	1,978	8,378
Asset impairments[2]	-	7,761	298,299	7,761
Restructuring and other charges[3]	3,756	3,378	38,669	17,504
Reorganization items, net[4]	214,340	-	238,656	-
Loss (gain) on sale of subsidiaries[5]	(67)	(127,195)	897	(127,195)
Costs and expenses related to the Merger and integration[6]	-	-	-	896
Non-cash charges relating to operating leases[7]	-	1,856	-	6,056
Excess railcar costs[8]	8,502	-	8,502	-
Adjusted EBITDA (non-GAAP)	$46,999	$43,153	$90,061	$142,929
_____________

(1) Represents the non-cash expense for stock-based awards issued to our employees and outside directors. Stock compensation expenses are reported in Selling, general and administrative expenses.

(2) The $298.3 million represents expenses associated with the impairment of long-lived assets in the Energy segment for the nine months ended September 30, 2020.  The $7.8 million represents expenses associated with the impairment of our Propel SSP® self-suspending proppant in the Energy segment in the three and nine months ended September 30, 2019.

(3) Represents expenses associated with restructuring activities as a result of the Merger and idled facilities, strategic costs, other charges related to executive severance and benefits, as well as professional fees associated with the Chapter 11 filing which were incurred prior to the petition date.

(4) Represents professional fees related to the Chapter 11 Cases subsequent to the petition date, termination and modification of lease agreements, settlements on liabilities subject to compromise for amounts less than previously estimated and Term Loan deferred financing costs, net that were expensed as a result of the Company's Chapter 11 Cases.

(5) Represents gains associated with the sale of the Calera, Alabama lime processing facility (“Calera”) and the W&W Railroad for the three and nine months ended September 30, 2019.
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

(8) Represents the amount of non-cash operating lease expense, storage and freight expense on excess railcars incurred in the three and nine months September 30, 2020 and recognized in Cost of goods sold (excluding depreciation, depletion, and amortization shown separately) on the Consolidated Statements of Loss.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Operating Data
Energy
Tons sold	1,270	4,177	6,064	13,191
Revenues	$56,315	$223,318	$277,300	$710,940
Segment gross profit (loss)	(2,007)	17,662	2,300	66,584
Segment contribution margin	$14,211	$24,576	$39,105	$87,507
Industrial
Tons sold	3,445	3,583	9,605	10,744
Revenues	$173,045	$185,639	$494,253	$571,199
Segment gross profit	65,532	59,061	168,310	175,792
Segment contribution margin	$65,532	$59,061	$168,310	$175,792
Totals
Tons sold	4,715	7,760	15,669	23,935
Revenues	$229,360	$408,957	$771,553	$1,282,139
Segment gross profit	63,525	76,723	170,610	242,376
Segment contribution margin	$79,743	$83,637	$207,415	$263,299

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

Revenues were $229.4 million for the three months ended September 30, 2020 compared to $409.0 million for the three months ended September 30, 2019, a decrease of $179.6 million, or 44%.  Volumes were 4.7 million tons for the three months ended September 30, 2020 compared to 7.8 million tons for the three months ended September 30, 2019, a decrease of 3.1 million tons, or 40%.  Our volumes and revenues decreased as a result of declining demand across both segments, primarily attributable to the reduction in oil production and the effects of the COVID-19 pandemic on key end-markets served by our business.  Although the Company realized an average product selling price increase of approximately 2% in the third quarter of 2020 compared to the third quarter of 2019, the Company’s total average selling price for the third quarter of 2020 declined by approximately 8% compared to the third quarter of 2019 due to declines in freight revenue as well as unfavorable product mix away from higher priced product lines.

Revenues in the Energy segment were $56.3 million for the three months ended September 30, 2020 compared to $223.3 million for the three months ended September 30, 2019, a decrease of $167.0 million, or 75%.  The decrease in revenues was driven by lower sales volumes and realized pricing due to weakened market conditions across all major product lines within the Energy segment during the three months ended September 30, 2020.  Volumes sold into the Energy segment were 1.3 million tons in the three months ended September 30, 2020, compared to 4.2 million tons in the three months ended September 30, 2019, a decrease of 2.9 million tons, or 69%.

Revenues in the Industrial segment were $173.0 million for the three months ended September 30, 2020 compared to $185.6 million for the three months ended September 30, 2019, a decrease of $12.6 million, or 7%.  Volumes sold into the Industrial segment were 3.4 million tons in the three months ended September 30, 2020, compared to 3.6 million tons for the three months ended September 30, 2019, a decrease of 0.2 million tons, or 6%.  In the third quarter of 2019 we completed the sale of our Calera facility and W&W Railroad which accounted for $7.3 million of revenue for the three months ended September 30, 2019.  Other than the sale of the Calera facility and the W&W Railroad, the remainder of the decline in revenue and volume decreases during the third quarter of 2020 compared to the third quarter of 2019 were primarily attributed to the COVID-19 pandemic, however market conditions and demand improved throughout the third quarter of 2020.

Segment Gross Profit (Loss) and Segment Contribution Margin

Segment gross profit was $63.5 million for the three months ended September 30, 2020 compared to segment gross profit of $76.7 million for the three months ended September 30, 2019, a decrease of $13.2 million, or 17%.  The segment gross profit decrease was primarily due to the decrease in sales volumes and pricing, which were partially offset by a decrease in railcar lease expense for the three months ended September 30, 2020.

Segment contribution margin was $79.7 million in the three months ended September 30, 2020 and excludes $7.7 million of operating costs of idled facilities and $8.5 million of excess railcar costs.  Segment contribution margin was $83.6 million in the three months ended September 30, 2019 and excludes $1.0 million of operating costs of idled facilities and $5.9 million of excess railcar capacity costs.  These excluded costs are entirely attributable to the Energy segment.  We have made significant progress in the third quarter of 2020 in reducing costs associated with reducing our overall railcar fleet via the rejection of a number of above-market leases.  We expect the excess railcar amounts to decline in the future as a result of the reorganization process.

Our Energy segment had a gross loss of $2.0 million for the three months ended September 30, 2020 compared to a gross profit of $17.7 million for the three months ended September 30, 2019, a decrease of $19.7 million, or 111%.  This decrease in gross profit was primarily due to lower volumes and average selling prices driven by oversupplied oil and gas markets and the ongoing effects of the COVID-19 pandemic.

Industrial segment gross profit was $65.5 million for the three months ended September 30, 2020 compared to $59.1 million for the three months ended September 30, 2019, an increase of $6.4 million, or 11%.  Excluding the sale of our Calera facility and W&W Railroad in the third quarter of 2019, Industrial gross profit was $56.8 million for the three months ended September 30, 2019 or an increase of $8.7 million.  The increase in Industrial segment gross profit was primarily due to plant cost improvements, which included reductions in our workforce and controlled variable input costs, which were partially offset by reductions in demand and sales volume caused by the North American business closures due to the COVID-19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) decreased $7.5 million, or 21%, to $28.1 million for the three months ended September 30, 2020 compared to $35.6 million for the three months ended September 30, 2019.  SG&A for the three months ended September 30, 2020 included $0.1 million of stock compensation expense compared to $2.3 million of stock compensation expense in the three months ended September 30, 2019, driven by lower grant activity in the current year versus the prior year.  The remainder of the decrease is primarily due to the effects of headcount reductions and lower travel and professional fees.  A large portion of our external professional services fees have been incurred in connection with the Chapter 11 bankruptcy proceeding, which is classified as “Reorganization items, net” that are direct and incremental to the petition process.  Consequently, there has been a reduction in professional services spending classified within Selling, general and administrative expenses in the third quarter of 2020 compared to the third quarter of 2019.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization (“DD&A”) decreased $24.2 million, or 47%, to $27.7 million for the three months ended September 30, 2020, compared to $51.9 million in the three months ended September 30, 2019.  Depreciation of property, plant, and equipment and amortization expense decreased during the third quarter of 2020 compared to the third quarter of 2019 due to a lower depreciable base of existing property, plant, and equipment as well as the sale of the Calera facility. In the fourth quarter of 2019, an impairment charge of approximately $1.4 billion, primarily related to the long-lived assets of our Energy segment, was the driver of the lower depreciation in the third quarter of 2020.  Additionally, the impairment charges primarily taken on our regional sand asset groups in the second quarter of 2020 resulted in a reduction in the Company’s depreciation, depletion and amortization in the third quarter of 2020 versus the third quarter of 2019.

Asset Impairments

In the three months ended September 30, 2020, we did not record any asset impairments related to long-lived assets.  In the three months ended September 30, 2019 we recorded a $7.8 million charge to adjust the carrying amount of long-lived assets specific to our Propel SSP® self-suspending proppant within the Energy segment, to their salvage value.

Restructuring and Other Charges

In the three months ended September 30, 2020, we incurred $1.1 million of restructuring charges related to the restructuring of a labor union agreement at one of our facilities.  In the three months ended September 30, 2019, we incurred $3.4 million of strategic-related charges.

Gain on Sale of Subsidiaries

In the three months ended September 30, 2019, we recorded a gain of $127.2 million on the sale of Calera and the W&W Railroad.  There were no such sales completed or gains recognized in the three months ended September 30, 2020.

Other Operating Expense (Income), net

Other operating income, net increased $0.9 million to $0.9 million for the three months ended September 30, 2020 primarily attributable to gains on the disposal of miscellaneous fixed assets.

Income from Operations

Income from continuing operations decreased approximately $97.6 million to $7.6 million for the three months ended September 30, 2020 compared to $105.2 million for the three months ended September 30, 2019.  This change was primarily due to the $127.2 million gain on sale of subsidiaries recognized in the prior period partially offset by the decrease in DD&A of $24.2 million during the three months ended September 30, 2020.

Interest Expense, net

Interest expense, net decreased $25.2 million to $1.7 million for the three months ended September 30, 2020 compared to $26.9 million for the three months ended September 30, 2019.  The decrease in interest expense is primarily due to the stay on interest expense on the Term Loan as of the Petition Date pending resolution of the Chapter 11 Cases.  Our contractual interest expense that would be reflected if the Chapter 11 Cases were not underway was approximately $32.1 million for the three months ended September 30, 2020.

Reorganization items, net

In the three months ended September 30, 2020, we incurred $214.3 million of Reorganization items, net related primarily to professional fees incurred due to the Chapter 11 Cases, termination and modification of lease agreements.  These amounts were partially offset by settlements on liabilities subject to compromise for amounts less than previously estimated.  We did not record reorganization items in the nine months ended September 30, 2019.

Other Non-Operating Expense, net

Other non-operating expense, net decreased $1.2 million to $0.7 million in the three months ended September 30, 2020 compared to $1.9 million in the three months ended September 30, 2019.  The decrease is primarily due to a decrease in pension settlement accounting charges in the third quarter of 2020 compared to the third quarter of 2019.

Provision for Income Taxes

Provision for income taxes decreased $25.8 million to $3.3 million for the three months ended September 30, 2020 compared to a provision of $22.5 million for the three months ended September 30, 2019.  Profits before income taxes decreased $285.6 million to a loss of $209.2 million for the three months ended September 30, 2020 compared to a profit of $76.4 million for the three months ended September 30, 2019.  The decrease in provision from income taxes is primarily attributable to a decrease in income before taxes.

The effective tax rate was 1.6% and 29.4% for the three months ended September 30, 2020 and 2019, respectively.  The decrease in the effective tax rate is primarily attributable to a valuation allowance recorded against deferred taxes. The provision for income taxes for interim periods is determined using an estimate of our annual effective tax rate, adjusted for discrete items that are taken into account in the relevant period.  Each quarter, we update our estimate of the annual effective tax rate.  If our estimated effective tax rate changes, we make a cumulative adjustment.

In response to the economic impact of the COVID-19 pandemic, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.  The CARES Act enacts a number of economic relief measures, including the infusion of various tax cash benefits into negatively affected companies to ease the impact of the pandemic.  We are still assessing the impact of CARES Act. The CARES Act included provisions allowing net operating losses arising in tax years beginning after December 31, 2017, and before January 1, 2021 to be carried back to each of the five tax years preceding the tax year of such loss.  In addition, the CARES Act removed the limitation that net operating losses generated after 2017 could only offset 80% of taxable income.  For the quarter ending March 31, 2020, we recorded a discrete benefit of $29.3 million resulting from this change because these losses now eligible for utilization were estimated as not realizable prior to the CARES Act.  No tax benefit was recorded for the quarter ending September 30, 2020.  As of September 30, 2020 we have $33.8 million recorded as a receivable on the Condensed Consolidated Balance Sheets related to the CARES Act.

Net Income (Loss) Attributable to Covia

Net loss attributable to Covia increased $259.6 million to $205.8 million for the three months ended September 30, 2020 compared to net income attributable to Covia of $53.8 million for the three months ended September 30, 2019 primarily due to lower profitability in the Energy segment and expenses related to the Chapter 11 Cases incurred in the three months ended September 30, 2020 discussed above.

Adjusted EBITDA

Adjusted EBITDA increased $3.8 million to $47.0 million for the three months ended September 30, 2020 compared to $43.2 million for the three months ended September 30, 2019.  Adjusted EBITDA for the three months ended September 30, 2020 excludes the impact of $0.1 million of non-cash stock compensation expense, $0.1 million gain in working capital adjustments on sale of subsidiaries, $3.8 million in restructuring and other charges, $8.5 million of excess railcar costs, and $214.3 million in reorganization items, net.  The change in Adjusted EBITDA is largely due to the changes in segment profit margin, SG&A and other factors discussed above.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues

Revenues were $771.6 million for the nine months ended September 30, 2020 compared to revenues of $1,282.1 million for the nine months ended September 30, 2019, a decrease of $510.5 million, or 40%.  Total volumes were 15.7 million tons for the nine months ended September 30, 2020 compared to total volumes of 23.9 million tons for the nine months ended September 30, 2019, a decrease of 8.2 million tons, or 34%.  Our revenues decreased largely due to pricing and volumes declines in the Energy business, which resulted from the reduction of E&P activities in North America, coupled with the broad impacts of the interruptions caused by the COVID-19 pandemic which negatively impacted our Industrial segment.

Revenues in the Energy segment were $277.3 million for the nine months ended September 30, 2020 compared to $710.9 million for the nine months ended September 30, 2019.  Volumes sold into the Energy segment were 6.1 million tons in the nine months ended September 30, 2020 compared to 13.2 million tons in the nine months ended September 30, 2019, a decrease of 7.1 million tons, or 54%.  In addition to the disruptions experienced at the macro- and industry-specific levels as a result of the reduction of E&P activities in North America and the COVID-19 pandemic, and the resulting price and volume impacts, revenues also decreased due to reduced production capacity and total production at certain of our plants since the second quarter of 2019, which were concentrated on the Northern White production facilities.

Revenues in the Industrial segment were $494.3 million for the nine months ended September 30, 2020 compared to $571.2 million for the nine months ended September 30, 2019, a decrease of $76.9 million, or 13%.  Volumes sold into the Industrial segment were 9.6 million tons in the nine months ended September 30, 2020, compared to 10.7 million tons for the nine months ended September 30, 2019, a decrease of 1.1 million tons, or 10%.  In addition to impacts from the COVID-19 pandemic, total Industrial revenue and volume decreases are primarily attributable to lower transportation-related revenues for the nine months ended September 30, 2020. Transportation-related revenues represented a greater proportion of Industrial segment shipments in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2020.  Revenues also decreased when compared to the prior nine-month period based on product mix shift and lower volumes due to reduced demand resulting from the disruption caused by the COVID-19 pandemic across the end-markets we serve through our Industrial segment.

Segment Gross Profit and Segment Contribution Margin

Segment gross profit was $170.6 million for the nine months ended September 30, 2020 compared to segment gross profit of $242.4 million for the nine months ended September 30, 2019, a decrease of $71.8 million, or 30%.  The segment gross profit decrease was primarily a result of the proppant market downturn in our Energy segment which caused reduced pricing, lower volumes and a reduction in profitability.  Additionally, the COVID-19 pandemic caused reductions in demand across the Industrial end markets we serve in 2020.  Partially offsetting these impacts were reductions in terminal operating costs and railcar lease expense in the current year.  Due to the $1.4 billion impairment charge recognized in the fourth quarter of 2019, which significantly reduced our “Operating right-of-use assets” recorded on our Condensed Consolidated Balance Sheets, we are recognizing less lease expense, largely related to railcars, in the current period versus the prior year comparable period.

Segment contribution margin was $207.4 million in the nine months ended September 30, 2020 and further excludes $17.1 million of operating costs of idled facilities and $19.7 million of excess railcar capacity costs.  Segment contribution margin was $263.3 million in the nine months ended September 30, 2019 and further excludes $3.0 million of operating costs of idled facilities and $17.9 million of excess railcar capacity costs.  These excluded costs are entirely attributable to the Energy segment.

The Energy segment had a gross profit of $2.3 million for the nine months ended September 30, 2020 compared to a gross profit of $66.6 million for the nine months ended September 30, 2019, a decrease of $64.3 million, or 97%.  This decrease was primarily due to lower volumes, reduced pricing and related reduction in profitability as a result of the proppant market declines.

Industrial segment gross profit was $168.3 million for the nine months ended September 30, 2020 compared to $175.8 million for the nine months ended September 30, 2019, a decrease of $7.5 million, or 4% as a result of declining volumes and revenues driven by the COVID-19 pandemic which impacted the end markets the Company serves.

Selling, General and Administrative Expenses

SG&A decreased $24.9 million, or 21%, to $91.3 million for the nine months ended September 30, 2020 compared to $116.2 million for the nine months ended September 30, 2019.  SG&A for the nine months ended September 30, 2020 includes stock compensation expense of $2.0 million compared to $8.4 million for the nine months ended September 30, 2019.  The decrease in stock compensation expense was primarily due to the decrease in awards granted in 2020.  The remainder of the decrease is primarily due to a $12.8 million decrease as a result of initiatives to reduce corporate expenses and headcount reductions which have decreased salary and benefit expenses by $9.1 million when compared to the nine months ended September 30, 2019.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization decreased $75.4 million, or 45%, to $93.8 million for the nine months ended September 30, 2020, compared to $169.2 million in the nine months ended September 30, 2019.  Depreciation of property, plant, and equipment and amortization expense decreased during this period due to a lower depreciable base of existing property, plant, and equipment. In the fourth quarter of 2019, an impairment charge of approximately $1.4 billion, primarily related to the long-lived assets of our Energy segment, was the driver of the lower depreciation in the nine months ended September 30, 2020.

Asset Impairments

We recorded impairment charges of $298.3 million related to property, plant and equipment in our Seiling, Oklahoma and our West Texas asset group for the nine months ended September 30, 2020, due to lower anticipated sales in the future at our local sand facilities.  In the nine months ended September 30, 2019, we recorded $7.8 million of impairment related to the abandonment of our Propel SSP® self-suspending proppant in the third quarter of 2019.

Restructuring and Other Charges

We incurred restructuring and other charges of $36.0 million in the nine months ended September 30, 2020, primarily related to separation costs and professional fees incurred in preparation of our petition related to our Chapter 11 Cases, as well as ramp-down costs at idled facilities.  We incurred restructuring and other charges of $14.9 million in the nine months ended September 30, 2019 primarily related to executive severance and benefits charges, as well as costs associated with idling of facilities in the first half of 2019.

Gain on Sale of Subsidiaries

In the nine months ended September 30, 2019, we recorded a gain of $127.2 million on the sale of the Calera facility and the W&W Railroad.  There were no such sales in the nine months ended September 30, 2020.

Other Operating Income, net

Other operating income, net decreased $0.9 million to $3.8 million for the nine months ended September 30, 2020 compared to $4.7 million in the nine months ended September 30, 2019.  For the nine months ended September 30, 2020, we recorded a $2.4 million gain on disposal of fixed assets.  Other operating income, net for the nine months ended September 30, 2019 included the income related to realization of customary take-or-pay provisions of certain customer supply agreements.  Additionally, for the nine months ended September 30, 2019, we recorded $1.9 million on loss on disposal of fixed assets and income related to easements granted for consideration on certain of our properties in Mexico and Virginia.

Income (Loss) from Operations

Income from continuing operations decreased $412.0 million to a loss of $345.9 million for the nine months ended September 30, 2020 compared to income of $66.1 million for the nine months ended September 30, 2019.  This change was largely due to asset impairments of $298.3 million recognized in the nine months ended September 30, 2020 compared to $7.8 million in the prior period, a gain on sale of subsidiaries of $127.2 million recognized in the prior period, and restructuring and other charges of $36.0 million, offset by decreases in SG&A and DD&A in the nine months ended September 30, 2020 as noted above.

Interest Expense, net

Interest expense, net increased $4.7 million to $84.6 million for the nine months ended September 30, 2020 compared to $79.9 million for the nine months ended September 30, 2019.  The increase in interest expense is due to the loss recognized on long-term interest rate swaps that were re-designated as cash flow hedges for accounting purposes in the second quarter of 2020, as a result of the event of default under the agreements governing our interest rate swaps in connection with the filing of the Chapter 11 Cases, resulting in deferred losses being immediately recognized as interest expense. Due to the filing of the Chapter 11 Cases on June 29, 2020, the forecasted interest payments which these instruments were intended to hedge against are no longer considered probable.  This increase was offset slightly by a reduction in the principal on the Term Loan balance in the fourth quarter of 2019 as a result of the voluntary repurchase of approximately $63.0 million of outstanding debt and normal scheduled amortization payments, as well as the decrease in interest rates in the first half of 2020 compared to the first half of 2019.  The interest rate was 5.4% for the six months ended June 30, 2020 and 8.3% for the three months ended September 30, 2020, resulting in an interest rate of 6.3% for the nine months ended September 30, 2019.  As of the Petition Date, the interest expense on the Term Loan was stayed pending the resolution of the Chapter 11 Cases.

Reorganization items, net

In the nine months ended September 30, 2020, we incurred $238.7 million of reorganization items, net related primarily to professional fees incurred due to the Chapter 11 Cases, Term Loan deferred financing costs that were expenses as a result of the Chapter 11 Cases, and terminations and modifications of lease agreements.  These amounts were primarily offset by settlements on liabilities subject to compromise for amounts less than previously estimated.  We did not record reorganization items, net in the nine months ended September 30, 2019.

Other Non-Operating Expense, net

Other non-operating expense, net increased $0.6 million to $6.3 million in the nine months ended September 30, 2020 compared to $5.7 million in the nine months ended September 30, 2019.  The increase is due to the acceleration of previously deferred pension-related expenses as a result of the application of settlement accounting in the first half of 2020 as distributions exceeded the current period service and interest cost recognized.

Benefit from Income Taxes

Income taxes decreased $46.2 million to a benefit of $32.9 million for the nine months ended September 30, 2020 compared to provision of $13.3 million for the nine months ended September 30, 2019.  Loss before income taxes increased $656.0 million to $675.4 million for the nine months ended September 30, 2020 compared to a loss of $19.4 million for the nine months ended September 30, 2019.  The increase in tax benefit is primarily attributable to a discrete benefit resulting from provisions of the CARES Act allowing for increased carryback and utilization of net operating losses.

The effective tax rate was 4.9% and 68.4% for nine months ended September 30, 2020 and 2019, respectively.  The decrease in the effective tax rate is primarily attributable to a valuation allowance recorded against deferred taxes offset by a discrete benefit resulting from provisions of the CARES Act allowing for increased carryback and utilization of net operating losses.  As of September 30, 2020 we have $33.8 million recorded as a receivable on the Condensed Consolidated Balance Sheets related to the CARES Act.

Net Loss Attributable to Covia

Net loss attributable to Covia increased $609.5 million, or 1,853%, to a loss of $642.4 million for the nine months ended September 30, 2020, compared to a loss of $32.9 million for the nine months ended September 30, 2019. The change in net loss attributable to Covia is primarily due to decreases in revenues and gross profit and increases in SG&A, asset impairments, reorganization items and restructuring and other charges discussed above.

Adjusted EBITDA

Adjusted EBITDA decreased $52.9 million to $90.1 million for the nine months ended September 30, 2020 compared to $142.9 million for the nine months ended September 30, 2019.  Adjusted EBITDA for the nine months ended September 30, 2020 excludes the impact of $2.0 million of non-cash stock compensation expense, $0.9 million loss in working capital adjustments on sale of subsidiaries, $38.7 million in restructuring and other related charges, $238.7 million in reorganization items, net related to the effects of the Chapter 11 Cases, $8.5 million of excess railcar costs, and $298.3 million related to impairment charges incurred associated with the idling of our facility in Kermit, Texas. The change in Adjusted EBITDA is largely due to the revenues, gross profit, and SG&A factors discussed above.

Liquidity and Capital Resources

Overview

In general, our liquidity is principally used to service our debt, meet our working capital needs, and invest in both maintenance and growth capital expenditures.  Due to impacts of the macro-environment (including the impacts of the COVID-19 pandemic), industry, and other company-specific factors, we have taken significant actions to reduce our working capital requirements and our overhead costs, monetize certain non-core assets within our portfolio and maintain adequate liquidity. Historically, we have met our liquidity and capital investment needs with funds generated from operations and the issuance of debt, if necessary. Due to our current leverage profile, the maturity of our long-term debt, unfavorable long-term contracts and outlook of the key markets in which we operate, we executed the Restructuring Support Agreement with certain creditors and voluntarily filed the Chapter 11 Cases on June 29, 2020 in order to accelerate our strategic transformation and facilitate a financial restructuring.

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

Liquidity After Filing the Chapter 11 Cases

During the duration of the Chapter 11 Cases, the Company’s principal sources of liquidity are expected to be limited to cash flow from operations and cash on hand which we believe is sufficient to fund our operations during our Chapter 11 case.  Our ability to maintain adequate liquidity through the reorganization process and beyond depends on successful operation of our business, and appropriate management of operating expenses and capital spending. Our anticipated liquidity needs are highly sensitive to changes in each of these and other factors.

The condensed consolidated financial statements included in this Report have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of the Chapter 11 Cases. We have reclassified all of the Company Parties indebtedness to “Liabilities subject to compromise” at September 30, 2020. Our level of indebtedness has adversely impacted and is continuing to adversely impact our financial condition. As a result of our financial condition, the defaults under, and the resulting acceleration of, substantially all of our outstanding indebtedness, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern. For further discussion, see Note 1 to our condensed consolidated financial statements and those risk factors discussed under “Risk Factors” in Part II, Item 1A of this Report.

In anticipation of the Chapter 11 Cases, we did not make our quarterly principal payment of $4.0 million on the Term Loan, which was due after the Petition Date. In addition, following the Chapter 11 Cases, all interest payments due on debt held by the Company Parties were stayed and are included in Liabilities subject to compromise on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2020.  Additionally, a significant portion of our accounts payable and accrued expenses on the Debtors’ Balance Sheet under Note 24 represent pre-petition claims which may not be paid in full.

Term Loan

Interest on the Term Loan accrues at a per annum rate of either (at our option) (a) LIBOR plus a spread or (b) the alternate base rate plus a spread, subject to a minimum LIBOR floor of 1%.  The spread varies depending on our total net leverage ratio, defined as the ratio of debt (less up to $150 million of cash) to EBITDA for the most recent four fiscal quarter period, as follows:

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

See Note 1 and 5 to our in the consolidated financial statements included in this Report for further detail regarding the Term Loan.

As of September 30, 2020, we had outstanding Term Loan borrowings of $1.56 billion and cash on-hand of $246.9 million.  These outstanding balances, as well as the accrued interest thereon, have been classified as Liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheets.

Receivables Facility

On March 31, 2020, we entered into a Receivables Financing Agreement (“RFA”) among (i) Covia, as initial servicer, (ii) Covia Financing LLC, a wholly-owned subsidiary of Covia, as borrower (“Covia Financing”), (iii) the persons from time to time party thereto, as lenders, (iv) PNC Bank, National Association, as LC bank and as administrative agent (“PNC”), and (v) PNC Capital Markets LLC, as structuring agent (“Structuring Agent”).  In connection with the RFA, on March 31, 2020, Covia, as originator and servicer, and Covia Financing, as the buyer, entered into a Purchase and Sale Agreement (“PSA”), and certain Covia subsidiaries, as sub-originators (“Sub-Originators”), and Covia, as the buyer and servicer, entered into the Sub-Originator Purchase and Sale Agreement (“Sub-PSA”).  Together, the RFA, the PSA, and the Sub-PSA (“Agreements”) established the primary terms and conditions of an accounts receivable securitization program (the “Receivables Facility”).

Pursuant to the terms of the Sub-PSA, each of the Sub-Originators sold its receivables to Covia in a true sale conveyance. Pursuant to the PSA, Covia, in its capacity as originator, sold in a true sale conveyance its receivables, including the receivables it purchased from the Sub-Originators, to Covia Financing. Under the Receivables Facility, Covia Financing could borrow or obtain letters of credit in an amount not to exceed $75.0 million in the aggregate and would secure its obligations under the letters of credit through a pledge of undivided interests in the receivables it purchased from Covia, together with related security and interests in the proceeds thereof, to PNC. The loans under the Receivables Facility were an obligation of Covia Financing and not the Sub-Originators or Covia.  None of the Sub-Originators nor Covia guaranteed the collectability of the trade receivables or the creditworthiness of the obligors of the receivables.

Amounts outstanding under the Receivables Facility accrued interest based on LIBOR Market Index Rate, provided that Covia Financing could select adjusted LIBOR for a tranche period. The Receivables Facility was scheduled to terminate on March 31, 2023, unless terminated earlier pursuant to the terms of the Agreements.

The filing of the Chapter 11 Cases constituted an event of default under the Receivables Facility.  On July 1, 2020, as part of the Plan and with the approval of the Bankruptcy Court, the Company terminated the Receivables Facility.  In connection with the termination of the Receivables Facility, the Company repaid all of the outstanding obligations in respect of principal, interest and fees under the Receivables Facility and obtained the termination and release of all security interests and liens in the assigned receivables granted in connection therewith from PNC.

Further, with the approval of the Bankruptcy Court, the Receivables Facility was replaced with a letter of credit facility pursuant to a final order of the Bankruptcy Court authorizing, among other things, (i) the Company’s funding of a new letter of credit collateral account held at Covia Financing, (ii) the entry into the Payoff and Reassignment Agreement (the “Payoff Agreement”), among the Company, Covia Financing, the Sub-Originators, PNC, and PNC Capital, (iii) the Company’s, Covia Financing’s and the Sub-Originators’ entry into, and performance of, their respective obligations under the Payoff Agreement and, as applicable, the Reimbursement Agreement for Cash-Collateralized Standby Letters of Credit, among PNC, Covia Financing, and the Company (the “Reimbursement Agreement” and, together with the Payoff Agreement, the “Letter of Credit Agreements”), and (iv) the execution of the transactions contemplated by the Letter of Credit Agreements.  In July 2020, we cash collateralized approximately $37.0 million of our outstanding standby letters of credit.

Working Capital

Working capital is the amount by which current assets (excluding cash, cash equivalents and restricted cash) exceed current liabilities (excluding current portion of long-term debt) and represents a measure of liquidity.  Covia’s working capital was $201.2 million at September 30, 2020 and $61.7 million at December 31, 2019.  The increase in working capital is primarily due to the reclassification of substantially all of our current liabilities prior to the Petition Date relating to obligations of the Company Parties to Liabilities Subject to Compromise.  Although our working capital requirements remain consistent with our requirements before the Petition Date, our liabilities reclassified as Liabilities Subject to Compromise may be settled for amounts substantially different from those in the accompanying condensed consolidated balance sheets. Excluding this classification change and the $334.2 million lease claim accrual, our working capital would have been $77.5 million at September 30, 2020.  The change in pro forma working capital compared to December 31, 2019 was due to income tax refunds receivable due to the carryback of our net operating losses under the CARES Act, offset by lower investment in working capital for inventory and accounts receivable, which was driven by lower sales volumes and demand levels.  During the quarter ended September 30, 2020, various working capital metrics improved, particularly cash collections and days sales outstanding ratios.

Cash Flow Analysis

Net Cash Provided by Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items, including depreciation, depletion, and amortization, the gain on the sale of subsidiaries, impairment charges, non-cash losses on derivatives, non-cash reorganization items and the effect of changes in working capital.

Net cash provided by operating activities was $4.7 million for the nine months ended September 30, 2020, compared with $68.8 million of net cash provided by operating activities for the nine months ended September 30, 2019.  This $64.1 million variance was primarily due to lower profitability in the three months ended September 30, 2020. The lower volumes in the nine months ended September 30, 2020 resulted in lower working capital requirements to fund accounts receivable and inventories.  Improvements in collections also resulted in additional reductions in receivables compared to the nine months ended September 30, 2019.

Net Cash Provided by (Used in) Investing Activities

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

Net cash used in investing activities was $24.9 million for the nine months ended September 30, 2020, compared with $155.2 million of net cash provided by investing activities in the nine months ended September 30, 2019.  The $180.1 million variance was primarily due to reduced growth-related capital expenditures within the Energy segment to align with current market conditions. Capital expenditures were $28.8 million in the nine months ended September 30, 2020 and were primarily focused on maintenance expenditures at various facilities as well as investments in the Company’s nepheline syenite operations. Capital expenditures were $75.1 million in the nine months ended September 30, 2019 and were primarily focused on growth expenditures at our Canoitas, Mexico facility and the completion of in-basin sand plants.

Subject to our continuing evaluation of market conditions, we anticipate that our capital expenditures in 2020 will be approximately $45.0 million, which will be primarily associated with maintenance and cost improvement capital projects, and near-term payback growth projects. We expect to fund our capital expenditures through cash on our balance sheet and cash generated from our operations.

Net Cash Used in Financing Activities

Net cash used in financing activities was $10.5 million in the nine months ended September 30, 2020 compared to $18.1 million used in financing activities in the nine months ended September 30, 2019.  This decrease is primarily due to decreased principal repayments of our Term Loan in the nine months ended September 30, 2020 versus the prior period.  We have not made principal payments in 2020 since April of 2020 due to the Chapter 11 Cases, as discussed below.

Sources of Capital

As of September 30, 2020 and December 31, 2019, we had the following debt outstanding, net of cash, cash equivalents and restricted cash:

	September 30, 2020	December 31, 2019
	(in thousands)
Term Loan	$-	$1,566,440
Finance lease liabilities	1,408	6,875
Industrial Revenue Bond	-	10,000
Other borrowings	-	145
Term Loan deferred financing costs, net[1]	-	(25,754)
Liabilities subject to compromise[2]	1,571,545	-
Total Debt	1,572,953	1,557,706
Less: Cash, cash equivalents and restricted cash	286,492	319,484
Net Debt	$1,286,461	$1,238,222

(1)

As a result of the Company's Chapter 11 Cases, the Company expensed $24.3 million of Term Loan deferred financing costs, net, recorded in Reorganization items, net in the Condensed Consolidated Statements of Loss for the nine months ended September 30, 2020.

(2)

In connection with our Chapter 11 Cases, the $1.6 billion outstanding under the Term Loan, the $10.0 million outstanding under the Industrial Revenue Bond, $3.0 million outstanding on finance leases and $0.1 million outstanding on Other borrowings have been reclassified to Liabilities subject to compromise in our Condensed Consolidated Balance Sheets as of September 30, 2020.  Up to the Petition Date, we continued to accrue interest expense in relation to Term Loan reclassified as Liabilities subject to compromise.

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

Contractual Obligations

Other than as disclosed elsewhere in this Report with respect to the filing of the Chapter 11 Cases, the acceleration of substantially all of our debt (including the Term Loan and the Industrial Revenue Bond) and the replacement of our Receivables Facility, there have been no material changes outside of the ordinary course of our business to the contractual arrangements disclosed in our “Contractual Obligations” table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Form 10-K.

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

As of September 30, 2020 and December 31, 2019, we had $54.7 million and $46.5 million, respectively, recognized for Asset retirement obligations, which include future reclamation costs.  There were no significant changes with respect to environmental liabilities or future reclamation costs, however, the timing of the settlement estimate has been revised based on decisions made to idle certain production facilities.  This has resulted in an increase to the Asset retirement obligation recognized in the condensed consolidated financial statements as it is computed on a discounted cash flow model.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Due to our variable-rate indebtedness, we are exposed to fluctuations in interest rates.  We voluntarily filed the Chapter 11 Cases on June 29, 2020 and entered into a RSA with our term lenders.  The RSA suspended the payment of interest on our term loan.  Prior to our Chapter 11 filing, we were exposed to fluctuations in interest rates and elected to hedge a portion of our interest rate exposure via fixed interest rate swaps.  These derivative instruments are reported at fair value in accrued expenses and other non-current liabilities.  Changes in the fair value of derivatives are recorded each period in other comprehensive income.

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

Our Chapter 11 filing constituted an event of default under the agreements governing the interest rate swaps, resulting in the acceleration of our indebtedness thereunder.

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

We formally designate and document instruments at inception that qualify for hedge accounting of underlying exposures in accordance with GAAP.  We assess, both at inception and for each reporting period, whether the financial instruments used in hedging transactions are effective in offsetting changes in cash flows of the related underlying exposure.  Due to the uncertainty that the occurrence of the forecasted transactions being hedged will occur, we have de-designated the financial instruments as of June 29, 2020 and reclassified the losses that were deferred in accumulated “Other comprehensive income” to “Interest expense, net” beginning with the three-month period ending June 30, 2020.

As of September 30, 2020, the fair value of the interest rate swaps was a liability of $35.9 million.

Our pre-Petition Date interest rate was LIBOR-based, subject to a floor of 5%. Due to low LIBOR rates these swap agreements had an unfavorable impact on our interest cost. The Company will review its risk management strategy as it approaches approval of its Plan.

Credit Risk

We are subject to risks of loss resulting from nonpayment or nonperformance by our customers.  In the nine months ended September 30, 2020 we did not have any customers that exceeded 10% of revenues. In the nine months ended September 30, 2019, one customer exceeded 10% of revenues and accounted for 10% of revenues in such period. At September 30, 2020 and December 31, 2019, we had no customers whose accounts receivable balance exceeded 10% of total receivables.  We examine the creditworthiness of third-party customers to whom we extend credit and manage our exposure to credit risk through credit analysis, credit approval, credit limits and monitoring procedures, and for certain transactions, we may request letters of credit, prepayments or guarantees, although collateral is generally not required.  As a result of the COVID-19 pandemic, a number of companies within the Energy segment have experienced financial distress which may increase the risk of losses on our accounts receivable.

Foreign Currency Risk

We are subject to market risk related to foreign currency exchange rate fluctuations.  Revenues from international operations represented 19% and 10% of our revenues for the nine months ended September 30, 2020 and 2019, respectively.  A portion of our business is transacted in currencies other than the functional currency, including the Canadian dollar and Mexican peso.  Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. dollar-denominated revenues with operating expenses that are paid in the same currencies.  To date, foreign currency fluctuations have not had a material impact on results from operations.  However, translation of net assets denominated in another currency result in changes to our net asset carrying values in the condensed consolidated balance sheets.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.  There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Chapter 11 Proceedings

On June 29, 2020, the Company Parties filed the Chapter 11 Cases seeking relief under the Bankruptcy Code with the Bankruptcy Court for the Southern District of Texas, Houston Division. See “Voluntary Reorganization under Chapter 11” under Note 1 to our condensed consolidated financial statements for information regarding the Chapter 11 Cases.

SEC Investigation

On March 18, 2019, in connection with a non-public SEC investigation, we received a subpoena seeking information relating to certain value-added proppants used in the Energy segment.  Since the issuance of that subpoena, the SEC has requested additional information and subpoenaed certain former employees to testify regarding certain value-added proppants marketed and sold by Fairmount Santrol prior to the Merger.  See “Contingencies” under Note 16 to our condensed consolidated financial statements for information regarding the SEC investigation.

Product Liability Matters

We and/or our predecessors have been named as a defendant, usually among many defendants, in numerous product liability lawsuits brought by or on behalf of current or former employees of our customers alleging damages caused by silica exposure.  As of September 30, 2020, we were subject to approximately 38 active silica exposure cases.  Many of the claims pending against us arise out of the alleged use of our silica products in foundries or as an abrasive blast media and have been filed in various jurisdictions over the years.  In accordance with the terms of our insurance coverage, these claims are being defended by our subsidiaries’ insurance carriers, subject to our payment of a percentage of the defense costs.  Based on information currently available, management cannot reasonably estimate a loss at this time.  Although the outcomes of these lawsuits cannot be predicted with certainty, management does not believe that the pending lawsuits, individually or in the aggregate, are reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows.

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

Beginning in March 2020, the broader impact of the COVID-19 pandemic began disrupting our operations.  Impacts to our business have included reduced activity and, in some cases, idling of customer facilities which have impacted our sales volumes and revenues.  In addition, the COVID-19 pandemic (along with disruptions in the global oil and gas markets) has impacted global oil demand resulting in a significant decline in oil prices.  The impact of the lower oil prices resulted in lower drilling and completion activity for our Energy customers which has negatively impacted and will continue to impact proppant sales as well as the financial condition of our customers within the Energy segment which may impact their ability to pay amounts due to the Company.  Finally, stay-at-home orders by governments where we operate have forced our employees, and the employees of some of our customers, to work from home which has negatively impacted our business.

Further, given the more recent announcements during the summer of 2020 of certain areas of the U.S. reactivating closures plans and uncertainties surrounding the spread of the disease, we expect a significant impact to revenue and profitability for the remainder of 2020 across both segments.  In response to these market conditions, the Company has taken several steps to further reduce active capacity within our Energy segment and lower operational and overhead costs throughout the Company.  These actions include the idling of our Kermit and Utica facility, reducing productive capacity at our Seiling facility, and reducing headcount across the Company.

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

On June 29, 2020, Covia Holdings Corporation and certain of its direct and indirect U.S. subsidiaries commenced the Chapter 11 Cases and, on June 29, 2020, entered into the Restructuring Support Agreement, which was amended and restated on July 7, 2020, with certain of the Company’s creditors under the Term Loan. For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute the business plan, as well as our continuation as a going concern, are subject to risks and uncertainties associated with bankruptcy. These risks include the following:

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
•

objections to the Company’s recapitalization process or other pleadings filed that could protract the Chapter 11 Cases and third-party motions which may interfere with Company's ability to consummate the restructuring contemplated by the Restructuring Support Agreement or an alternative restructuring;

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

While we operate our businesses as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the creditors’ committee(s) and other parties-in-interest and one or more hearings. The creditors’ committee(s) and other parties-in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

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

The Restructuring Support Agreement, as may be amended from time to time, sets forth certain conditions we must satisfy, including the timely satisfaction of milestones in the Chapter 11 proceedings, such as confirmation of the Plan and effectiveness of the Plan, and obtaining a new or amended exit revolving credit facility, the form and substance of which is reasonably satisfactory to the Consenting Stakeholders (as defined therein). Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control. The Restructuring Support Agreement gives the Consenting Stakeholders the ability to terminate the Restructuring Support Agreement under certain circumstances, including the failure of certain conditions to be satisfied. Should a termination event occur, all obligations of the parties to the Restructuring Support Agreement will terminate. A termination of the Restructuring Support Agreement may result in the loss of support for the Plan, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new Plan would be as favorable to holders of claims as the current Plan and our Chapter 11 proceedings could become protracted, which could significantly and detrimentally impact our relationships with vendors, suppliers, employees, and customers.

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

Covia Holdings Corporation

By:	/s/ Andrew D. Eich
Andrew D. Eich
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Date:	November 9, 2020